Form 10-Q
period 1996-06-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 1998-05-22
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996, Commission file number:     33-2121
                                                            --------------------

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

ARIZONA                                                            86-0540409
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (IRS Employer
                                                             Identification No.)

2999 N. 44th Street, Suite 450, Phoenix, Arizona                        85018
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(602) 955-4000
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days                      ( )yes (X)no

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                  ( )yes (X)no

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                  Balance Sheet
                               As of June 30, 1996
                                   Unaudited

ASSETS
            Current Assets

            Cash                                                $         116.49
            Accounts Receivable                                          --
            Other
               Mortgage Impounds                                          276.79
                                                                ----------------

            Total Current Assets                                          393.28

            Land-Casa Grande                                        1,086,784.10
            Land-Baseline & 24th St                                 1,276,794.35
            Land-Peoria & 79th Ave                                    984,383.98
            Land-Baseline off 24th St                                 766,108.94
            Land-Baseline & 32nd St                                 1,139,148.04
            Land-Pecos Rd/Chandler                                  1,259,018.40
            Land-Central Ave./Avondale                                125,472.02
            Land-Van Buren & Central                                1,302,319.75
            Land Baseline off 24th St                                 254,714.10
                                                                ----------------
            Total Land                                              8,194,743.68

            Other Assets                                            1,218,283.07
                                                                ----------------

            TOTAL ASSETS                                        $   9,413,420.03
                                                                ================

LIABILITIES

            Accounts Payable                                    $      71,765.61
            Notes Payable                                             280,000.00
                                                                ----------------

            Total Liabilities                                         351,765.61

CAPITAL
            Partners Capital                                        9,061,654.42

TOTAL LIABILITIES & CAPITAL                                     $   9,413,420.03
                                                                ================

TPI LAND DEVELOPMENT III LTD.
Income Statement
through June 30, 1996
Unaudited

                                                  June 1996        Year To Date
INCOME
          Rental Income                         $                 $      390.00
          Interest Income                               0.07              15.61
          Transfer Fees                                                     --
          Misc. Income                                                    75.91
                                                ------------      -------------

          Total Income                          $       0.07      $      481.52


EXPENSE
          Bank Charges                          $      21.86      $      120.43
          Interest Expense                           3877.70          45,597.74
          Legal & Accounting                                          (1,450.50)
          License & Fees                                                 250.00
          Management Fees                                                   --
          Office Expense                                               3,551.75
          Outside Service                                                   --
          Rent                                        242.75           5,630.89
          Property Tax                                                15,348.61
          Trustee Fees                                                 1,000.00
          Utilities                                                         --

          Total Expenses                            4,142.31          70,048.92
                                                ------------      -------------

          Profit/Loss                           $  (4,142.24)     $  (69,567.40)
                                                ------------      -------------

          Other Expense
          Amortization                                269.17           1,614.98

          Total Other Expense                         269.17           1,614.98
                                                ------------      -------------

          Net Profit/Loss                       $  (4,411.41)     $  (71,182.38)
                                                ============      =============

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                  --------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  June 30, 1996
                                  -------------

PART 1:  FINANCIAL INFORMATION
-------

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------  ------------------------------------------

         NATURE OF PARTNERSHIP
         ---------------------

         TPI Land Development III Limited Partnership is a limited partnership formed during 1986 under the laws of the State of Arizona. The Partnership reached impound on May 27, 1986.

         DURATION OF PARTNERSHIP
         -----------------------

         It has been the intention of the Partnership to acquire property for investment appreciation purposes. The partnership intends to sell a portion or all of the properties in the future with a view towards liquidation of the Partnership. If not terminated prior to December 31, 2001, the Partnership shall cease to exist at that date.

         OTHER ASSETS
         ------------

         Organizational costs represent costs incurred during the formation period of the Partnership. Organizational costs total $55,663.00. Organizational costs were amortized over 60 months, and are fully amortized. Syndication costs represent commissions incurred on the sale of limited partnership interests and the costs of preparing the prospectuses. Syndication costs total $1,216,937.22. Syndication costs are not amortized.

         INCOME TAXES
         ------------

         No provision for income tax is made for the Partnership since the reporting and payment of income tax is the responsibility of the individual partners.

         PARTNERS' PREFERRED RETURN ON CAPITAL CONTRIBUTIONS
         ---------------------------------------------------

         The preferred return clause was deleted in the Amendments to Agreement of Limited Partnership of TPI Land Development III Limited Partnership, dated January 1998.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                  --------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  June 30, 1996
                                  -------------

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-------  ------------------------------------------------------

         ALLOCATION OF NET PROFITS, LOSSES, AND DISTRIBUTIONS TO PARTNERS
         ----------------------------------------------------------------

         Net profits, losses, (prepared on an accrual basis), and distributions are allocated to the limited and general partners in accordance with their respective capital percentages per Amendments to Agreement of Limited Partnership of TPI Land Development III Limited Partnership, (paragraph 4.1.a), dated January 1998.

NOTE 2:  LAND
-------  ----

         Cost incurred by the Partnership for acquisition and holding of land as of June 30, 1996 are as follows:

                     Casa Grande - Florence     $1,086,784
                     24th St. & Baseline         1,276,794
                     79th Ave. & Peoria            984,384
                     23rd St. & Baseline           766,109
                     32nd St. & Baseline         1,139,148
                     Central Ave./Avondale         125,472
                     Arizona Ave. & Pecos       1,259,.018
                     Van Buren & Central         1,302,320
                     Baseline off 24th Street      254,714
                                                ----------
                                                $8,194,744

         One Triplex apartment building was sold 11/01/94 for $50,000. Two Triplex apartment buildings were sold on 1/23/95 for $100,000. Rental Property was sold on 5/23/95 for $44, 900.

NOTE 3:  PARTNERS' CAPITAL
         -----------------

         Partners' capital contributions received and subscribed as of June 30, 1996 are as follows:

                  Limited partners contribution   $ 9,939,500
                  Prior years profit (loss)          (806,663)
                  Current years profit (loss)         (71,182)
                                                  -----------
                  Partners' Capital               $ 9,061.655
                                                  ===========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                  --------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  June 30, 1996
                                  -------------

NOTE 3:  PARTNERS' CAPITAL (CONTINUED)
         -----------------------------

         A prior period adjustment was made to the prior year's profit(loss) for $24,381. The previous general partner's original contribution of $100,399 was in the form of a note payable. The note was written off with the removal of the general partner and all of his interests. Limited partners' original contributions were adjusted accordingly. The accounts receivable balance of $2,079 was due to the general partner, and was written off and the current year's loss adjusted. The note and the receivable netted in effect and the capital account corrected.

NOTE 4: The partnership is obligated under the Promissory Note dated May 3, 1993 with West Financial Corp. for $285,000. Interest of 14.9% per annum is paid in monthly installments of $3,538.75 with the remaining principal and interest due and payable on July 1, 1996. West Financial Corp. assigned all rights, title and interest in the Promissory Note and beneficial interest under the Deed of Trust to Bolco Limited Partnership, in an agreement dated February 12, 1996. The agreement extends the remaining interest due and payable to June 1, 1997. All other terms of the original agreement are upheld.

NOTE 5: The tri-plex rental property was readied for a pending sale. A short term loan from TPI Secured Income 89B was needed in addition to existing cash reserves to prepare the property for sale. The loan was repaid on 02/01/95.

NOTE 6: The Partnership has loaned the sum of $39,500 to an unrelated entity under a Promissory Note dated August 31, 1993. Interest of 15% per annum is due monthly and accrues to principal if unpaid monthly. The Note was foreclosed upon on 07/13/94 and the property was converted to an asset to be prepared for sale.

NOTE 7: The Partnership has loaned $25,000 to an unrelated party on October 8, 1993. Interest of 15% accrues to the principal with the balance all due and payable October 4, 1994. The loan was repaid on 10/18/94.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                  --------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  June 30, 1996
                                  -------------

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITIONS  AND RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS
----------

The partnership offering period ended December 31, 1987. From that date forward the Partnership entered the operating stage which either held the properties for appreciation or prepared the properties for disposition. Also during this period, the final acquisitions were made.

As of June 30, 1996 the Partnership had $116.49 in cash and money market instruments. The sources of revenue during the operating period were interest on the money market account.

PART 2:  OTHER INFORMATION
-------

LEGAL PROCEEDINGS

A petition was filed on July 6, 1995 in the United States Bankruptcy Court for the District of Arizona, Case No. 95-05828-PHX-CGC, for Chapter 11 Bankruptcy protection. All parcels of real property are listed for sale, and are being actively marketed. A plan of reorganization is currently being prepared.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The general partners, Herve Tessier and TPI Asset Management, Inc., resigned and have been replaced by the Investors Recovery Group, LLC, which was organized by existing partners in TPI Land Development III Limited Partnership. The members of the Investors Recovery Group, LLC are Lawrie Porter, Carl Harwood, Robert Long, Elizabeth Kowoser, Donald Thomas, and Craig Stevenson. On May 10 and 11, 1996 a Notice of Settlement Agreement regarding the Resignation of General Partners of TPI III; Notice of Hearing on Approval of settlement Agreement regarding Resignation of General Partners of TPI III; and Notice of Selection of Successor General Partner of TPI III were mailed to all Limited Partners. The settlement agreement was approved by a court order in the United States Bankruptcy Court District of Arizona, Chapter 11, Case No. 95-5828-PHX-CGC on May 24, 1996.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                  --------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  June 30, 1996
                                  -------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

By:  /s/ Lawrie Porter
     ------------------------------------
     Lawrie Porter, Managing Member

Date: May 19, 1998
     ------------------------------------
                                       8