Form 10-Q
period 1996-09-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 1998-09-08
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1996, Commission file number: 33-2121
                                                                 ---------------

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

ARIZONA                                        86-0540409
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

2999 N. 44th Street, Suite 450, Phoenix, Arizona             85018
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                         (X)yes ( )no

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Balance Sheet
As of September 30, 1996
Unaudited

ASSETS
                 Current Assets

                 Cash                                           $          70.53
                 Accounts Receivable
                 Other
                    Mortgage Impounds                                     276.79

                 Total Current Assets                                     347.32

                 Land-Casa Grande                                   1,086,784.10
                 Land-Baseline & 24th St                            1,276,794.35
                 Land-Peoria & 79th Ave                               984,383.98
                 Land-Baseline off 24th St                            766,108.94
                 Land-Baseline & 32nd St                            1,139,148.04
                 Land-Pecos Rd/Chandler                             1,259,018.40
                 Land-Central Ave/Avondale                            125,472.02
                 Land-Van Buren & Central                           1,302,319.75
                 Land Baseline off 24th St                            254,714.10
                 Total Land                                         8,194,743.68

                 Other Assets                                       1,217,475.56
                                                                ----------------

                 TOTAL ASSETS                                   $   9,412,566.56
                                                                ================

LIABILITIES

                 Accounts Payable                               $     131,811.68
                 Notes Payable                                        280,000.00

                 Total Liabilities                                    411,811.68

CAPITAL
                 Partners Capital                                   9,000,754.88
                                                                ----------------

TOTAL LIABILITIES & CAPITAL                                     $   9,412,566.56
                                                                ================

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Income Statement
through September 30, 1996
Unaudited

                                                   September-96          YTD
INCOME
          Rental Income                                                 390.00
          Interest Income                                               231.59
          Transfer Fees                                                   --
          Misc. Income                                                   75.91
                                                    ----------      ----------

          Total Income                                    --            697.50

EXPENSE
          Bank Charges                                    6.89          168.82
          Interest Expense                             3666.04       56,595.13
          Legal & Accounting                                         43,711.96
          License & Fees                                                250.00
          Management Fees                                                 --
          Office Expense                                              7,401.54
          Outside Service                                                 --
          Rent                                                        5,630.89
          Property Tax                                               15,348.61
          Trustee Fees                                                1,250.00
          Utilities                                                       --
                                                                    ----------

          Total Expenses                              3,672.93      130,356.95
                                                    ----------      ----------

          Profit/Loss                                (3,672.93)     (129,659.45)
                                                    ----------      ----------

          Other Expense
          Amoritization                                 269.17        2,422.49
                                                                    ----------

          Total Other Expense                           269.17        2,422.49
                                                    ----------      ----------

          Net Profit/Loss                            (3,942.10)    (132,081.94)
                                                    ==========      ==========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                  --------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               September 30, 1996
                               ------------------

PART 1:           FINANCIAL INFORMATION
------

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                  --------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               September 30, 1996
                               ------------------

NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-------           ------------------------------------------------------

                  ALLOCATION OF NET PROFITS, LOSSES, AND DISTRIBUTIONS TO
                  -------------------------------------------------------
                  PARTNERS
                  --------

                  Net profits, losses, (prepared on an accrual basis), and distributions are allocated to the limited and general partners in accordance with their respective capital percentages per Amendments to Agreement of Limited Partnership of TPI Land Development III Limited Partnership, (paragraph 4.1.a), dated January 1998.

NOTE 2:           LAND
-------           ----

                  Costs incurred by the Partnership for acquisition and holding of land as of September 30, 1996 are as follows:

                  Casa Grande - Florence                 $ 1,086,784
                  24th St. & Baseline                      1,276,794
                  79th Ave. & Peoria                         984,384
                  23rd St. & Baseline                        766,109
                  32nd St. & Baseline                      1,139,148
                  Central Ave./Avondale                      125,472
                  Arizona Ave. & Pecos                     1,259,018
                  Van Buren & Central                      1,302,320
                  Baseline off 24th Street                   254,714
                                                         -----------
                                                         $ 8,194,744
                                                         ===========

                  One Triplex apartment building was sold 11/01/94 for $50,000. Two Triplex apartment buildings were sold on 1/23/95 for $100,000. Rental Property was sold on 5/23/95 for $44, 900.

NOTE 3:           PARTNERS' CAPITAL
-------           -----------------

                  Partners' capital contributions received and subscribed as of June 30, 1996 are as follows:

                  Limited partners contribution          $ 9,939,500
                  Prior years profit (loss)                 (806,663)
                  Current years profit (loss)               (132,082)
                                                         -----------
                  Partners' Capital                      $ 9,000.755
                                                         ===========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                  --------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               September 30, 1996
                               ------------------

NOTE 3:           PARTNERS' CAPITAL (CONTINUED)
-------           -----------------------------

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

NOTE 4:           The  partnership is obligated  under the Promissory Note dated
------- May 3, 1993 with West Financial Corp. for $285,000. Interest of 14.9% per annum is paid in monthly installments of $3,538.75 with the remaining principal and interest due and payable on July 1, 1996. West Financial Corp. assigned all rights, title and interest in the Promissory Note and beneficial interest under the Deed of Trust to Bolco Limited Partnership, in an agreement dated February 12, 1996. The agreement extends the remaining interest due and payable to June 1, 1997. All other terms of the original agreement are upheld.

NOTE 5:           The tri-plex rental property was readied for a pending sale. A
------- short term loan from TPI Secured Income 89B was needed in addition to existing cash reserves to prepare the property for sale. The loan was repaid on 02/01/95.

NOTE 6:           The  Partnership has loaned the sum of $39,500 to an unrelated
------- entity under a Promissory Note dated August 31, 1993. Interest of 15% per annum is due monthly and accrues to principal if unpaid monthly. The Note was foreclosed upon on 07/13/94 and the property was converted to an asset to be prepared for sale.

NOTE 7:           The  Partnership  has loaned $25,000 to an unrelated  party on
------- October 8, 1993. Interest of 15% accrues to the principal with the balance all due and payable October 4, 1994. The loan was repaid on 10/18/94.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                  --------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               September 30, 1996
                               ------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
---------------------------------------------------------------------------
OPERATIONS
----------

The partnership offering period ended December 31, 1987. From that date forward the Partnership entered the operating stage which either held the properties for appreciation or prepared the properties for disposition. Also during this period, the final acquisitions were made.

As of September 30, 1996 the Partnership had $70.53 in cash and money market instruments. The sources of revenue during the operating period were interest on the money market account.

PART 2:           OTHER INFORMATION
------

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                  --------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               September 30, 1996
                               ------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

By:       /s/ Lawrie Porter
         ----------------------------------
         Lawrie Porter, Managing Member

Date:     September 4, 1998
         ----------------------------------
                                       8