Form 10-K
period 1996-12-31
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 1998-11-12
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 1996             Commission file number: 33-2121
                   -----------------                                    --------


                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          ARIZONA                                         86-0540409
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


2999 N. 44th Street, Suite 450, Phoenix, Arizona            85018
------------------------------------------------          ---------
   (Address of principal executive offices)               (Zip Code)


                                 (602) 955-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] yes [X] no

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] yes [ ] no

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                                DECEMBER 31, 1996

                                     PART I

1. BUSINESS

          TPI Land Development III Limited Partnership is a limited partnership formed during 1986 under the laws of the State of Arizona. The Partnership reached impound on May 27, 1986. The offering period for TPI Land Development III Limited Partnership ended December 31, 1987, after receiving and accepting $9,939,500 or 19,879 units from limited partners.

          In 1996, the main sources of revenue for the Partnership were transfer of ownership fees of $1,875, rents received of $1,170, interest of $580.85 earned on a money market account.

          In order to continue operating the Partnership, a short-term loan was secured for $285,000 for three years, with interest at 14%. Interest payments were due and payable in monthly installments of $3,538.75. The remaining interest and principal was all due and payable on July 1, 1996. The terms of the note were revised in an agreement dated February 12, 1996, for the balance due of $210,000, extending the all due and payable date of the Promissory Note to June 1, 1997, and increasing the interest rate to 14.9%. On December 31, 1996, the Partnership had $298,162 in cash and money market accounts. This cash is to be used to bring past due operating liabilities current, including property taxes due and a portion retained as operating reserves.

2. PROPERTIES

          No properties were bought during 1996. A corner pad of the vacant land located at 24th Street and Baseline was sold on December 17, 1996 for $400,000.

3. LEGAL PROCEEDINGS

          The Partnership filed for Chapter 11 Bankruptcy protection on July 14, 1995. Herve J.R. Tessier and TPI Asset Management, Inc. resigned as General Partners of TPI Land Development III Limited Partnership on May 24, 1996, with the selection of the Investors Recovery Goup LLC to serve as the replacement.

4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

          None.

                                     PART II

5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          a. Market Information - There is no established public trading market for the limited partnership units.

          b. Holders - Upon close of the offering on December 31, 1987, the Partnership had received and accepted 19,879 limited partner units.

6. SELECTED FINANCIAL DATA

          See the Registrant's unaudited, accrual basis, financial statements contained at the end of this Form 10-K.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          The partnership offering period ended December 31, 1987. From that date forward the Partnership entered the operating stage which either held the properties for appreciation or prepared the properties for disposition. Also during this period, the final acquisitions were made.

          As of September 30, 1996 the Partnership had $298,162 in cash and money market instruments. The sources of revenue during the operating period were gain on the sale of land, rental income, transfer fees, and interest on the money market account.

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See the Registrant's financial statements contained at the end of this Form 10-K.

9. CHANGES IN OR DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.
                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information included under the heading "Management" contained on pages 20 - 21 of the Prospectus is incorporated herein by reference.

11. EXECUTIVE COMPENSATION

          None.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERES AND MAANAGEMENT

          None.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                     PART IV

14. EXHIBITS, FINANCAIL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (A) 1 and 2 Index of Financial Statements

               Balance Sheet and Income Statement for the year ending December 31, 1996.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                                December 31, 1996

          (A)(3) and (c) Index to Exhibits and Exhibits Filed as
          Part of This Report

               The following documents are incorporated by reference from the registration statement filed on Form S-11.

               1.   Underwriting agreement.

               2.   Selected dealer agreement.

               3. Certificate and agreement of limited partnership of TPI Land Investors III Limited Partnership.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

By: /s/ Lawrie Porter
   ------------------------------------
    Lawrie Porter, Managing Member
    Investors Recovery Group, LLC


Date: November 12, 1998
     ----------------------------------

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Balance Sheet
As of December 31, 1996
Unaudited

ASSETS
   Current Assets

   Cash                                                    $  298,162.46
   Accounts Receivable                                                --
   Other                                                              --
    Mortgage Impounds                                          10,172.07
                                                           -------------

   Total Current Assets                                       308,334.53

   Land-Casa Grande                                         1,086,784.10
   Land-Baseline & 24th St                                  1,009,594.35
   Land-Peoria & 79th Ave                                     984,383.98
   Land-Basleine off 24th St                                  766,108.94
   Land-Baseline & 32nd St                                  1,139,148.04
   Land-Pecos Rd/Chandler                                   1,259,018.40
   Land-Central Ave/Avondale                                  125,472.02
   Land-Van Buren & Central                                 1,302,319.75
   Land Baseline off 24th St                                  254,714.10
                                                           -------------
   Total Land                                               7,927,543.68

   Other Assets                                             1,216,668.55
                                                           -------------

   TOTAL ASSETS                                            $9,452,546.76
                                                           =============
LIABILITIES

   Accounts Payable                                        $  195,678.48
   Notes Payable                                              217,699.98
                                                           -------------

   Total Liabilities                                          413,378.46

CAPITAL
   Partners Capital                                         9,039,168.30
                                                           -------------

TOTAL LIABILITIES & CAPITAL                                $9,452,546.76
                                                           =============

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Income Statement
through December 31, 1996
Unaudited
                                             December-96     Year to Date
                                             -----------     ------------
INCOME
    Retnal Income                            $    780.00     $  1,170.00
    Interest Income                            97,370.55       97,386.16
    Transfer Fees                                 469.26          469.26
    Misc. Income                                1,755.00        2,046.89
                                             -----------     -----------

    Total Income                             $100,374.81     $101,072.31

EXPENSE
    Bank Charges                             $      6.90     $    175.72
    Interest Expense                           18,791.74       75,386.87
    Legal & Accounting                         12,403.09       56,115.05
    License & Fees                                 --             250.00
    Management Fees                            12,103.86       12,103.86
    Office Expense                                123.11        7,524.65
    Outside Service                             2,368.76        2,368.76
    Rent                                          (14.18)       5,616.71
    Property Tax                               14,888.95       30,237.56
    Trustee Fees                                  250.00        1,500.00
    Utilities                                     232.15          232.15

    Total Expenses                             61,154.38      191,511.33
                                             -----------     -----------

    Profit/Loss                              $ 39,220.43     $(90,439.02)
                                             -----------     -----------

    Other Expense                                 807.01        3,229.50
    Amoritization                                                     --
    Total Other Expense                           807.01        3,229.50
                                             -----------     -----------

    Net Profit/Loss                          $ 38,413.42     $(93,668.52)
                                             ===========     ===========