Form 10-Q
period 1997-03-31
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 1999-02-05
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1997,            Commission file number: 33-2121


                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           ARIZONA                                               86-0540409
---------------------------------                            -------------------
 (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)


             2999 N. 44th Street, Suite 450, Phoenix, Arizona 85018
             ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (602) 955-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. yes [ ] no [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. yes [X] no [ ]

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                 Balance Sheet
                              As of March 31, 1997
                                   Unaudited

PART 1: FINANCIAL INFORMATION

   ASSETS
               Current Assets

               Cash                                 $  133,011.35
               Accounts Receivable                             --
               Other                                           --
               Mortgage Impounds                        10,172.07
                                                    -------------

               Total Current Assets                    143,183.42

               Land-Casa Grande                      1,086,784.10
               Land-Baseline & 24th St               1,009,594.35
               Land-Peoria & 79th Ave                  984,383.98
               Land-Basleine off 24th St               766,108.94
               Land-Baseline & 32nd St               1,139,148.04
               Land-Pecos Rd/Chandler                1,259,018.40
               Land-Central Ave/Avondale               125,472.02
               Land-Van Buren & Central              1,302,319.75
               Land Baseline off 24th St               254,714.10
                                                    -------------
               Total Land                            7,927,543.68

               Other Assets                          1,216,668.55
                                                    -------------

               TOTAL ASSETS                         $9,287,395.65
                                                    =============
   LIABILITIES

               Accounts Payable                     $   88,034.89
               Notes Payable                           210,000.00
                                                    -------------

               Total Liabilities                       298,034.89
   CAPITAL
               Partners Capital                      8,989,360.76
                                                    -------------

               TOTAL LIABILITIES & CAPITAL          $9,287,395.65
                                                    =============

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                Income Statement
                             through March 31, 1997
                                   Unaudited


                                         March-97       Year to Date
                                         --------       ------------
   INCOME
            Rental Income              $    390.00      $    390.00
            Interest Income               1,454.49         1,454.49
            Transfer Fees                 2,285.00         2,285.00
            Misc. Income                        --               --
                                       -----------      -----------

            Total Income               $  4,129.49      $  4,129.49

   EXPENSE
            Bank Charges               $        --      $        --
            Insurance Expense                   --               --
            Interest Expense              8,167.95         8,167.95
            Legal & Accounting           34,946.40        34,946.40
            License & Fees                      --               --
            Management Fees              10,232.49        10,232.49
            Marketing Expense                   --               --
            Office Expense                   46.19            46.19
            Outside Service                  20.00            20.00
            Printing                            --               --
            Postage                             --               --
            Rent                                --               --
            Property Tax                        --               --
            Telephone Expense                   --               --
            Trustee Fees                    500.00           500.00
            Utilities                           --               --
                                       -----------      -----------

            Total Expenses               53,913.03        53,913.03
                                       -----------      -----------

            Profit/Loss                 (49,783.54)      (49,783.54)
                                       -----------      -----------

            Other Expense                    24.00            24.00
            Amortization                        --               --
                                       -----------      -----------

            Total Other Expense              24.00            24.00
                                       -----------      -----------

            Net Profit/Loss            $(49,807.54)     $(49,807.54)
                                       ===========      ===========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF PARTNERSHIP

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        ALLOCATION OF NET PROFITS, LOSSES, AND DISTRIBUTIONS TO PARTNERS

        Net profits, losses, (prepared on an accrual basis), and distributions are allocated to the limited and general partners in accordance with their respective capital percentages per Amendments to Agreement of Limited Partnership of TPI Land Development III Limited Partnership, (paragraph 4.1.a), dated January 1998.

NOTE 2: LAND

        Costs incurred by the Partnership for acquisition and holding of land as of March 31, 1997 are as follows:

        Casa Grande - Florence                              $1,086,784
        24th St. & Baseline                                  1,009,594
        79th Ave. & Peoria                                     984,384
        23rd St. & Baseline                                    766,109
        32nd St. & Baseline                                  1,139,148
        Central Ave./Avondale                                  125,472
        Arizona Ave. & Pecos                                 1,259,018
        Van Buren & Central                                  1,302,320
        Baseline off 24th Street                               254,714
                                                            ----------
                                                            $7,927,544
                                                            ==========

        One Triplex apartment building was sold 11/01/94 for $50,000. Two Triplex apartment buildings were sold on 1/23/95 for $100,000. Rental Property was sold on 5/23/95 for $44,900. A corner pad (40,000 square feet) 24th Street and Baseline was sold December 16, 1996 for $400,000.

NOTE 3: PARTNERS' CAPITAL

        Partners' capital contributions received and subscribed as of March 31, 1997 are as follows:

        Limited partners contribution      $9,939,500
        Prior years profit (loss)            (900,332)
        Current years profit (loss)           (49,808)
                                           ----------
        Partners' Capital                  $8,989,360
                                           ==========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

NOTE 3: PARTNERS' CAPITAL (CONTINUED)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The partnership offering period ended December 31, 1987. From that date forward the Partnership entered the operating stage which either held the properties for appreciation or prepared the properties for disposition. Also during this period, the final acquisitions were made.

As of March 31, 1997 the Partnership had $133,011.35 in cash and money market instruments. The sources of revenue during the operating period were interest on the money market account, and transfer fees.

PART 2: OTHER INFORMATION

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

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

By: /s/ Lawrie Porter
   -----------------------------------
   Lawrie Porter, Managing Member


Date: January __, 1999
     ---------------------------------