Form 10-Q
period 1997-06-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 1999-03-26
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1997,  Commission file number: 33-2121
                                                             --------

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          ARIZONA                                                 86-0540409
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation  or  organization)                             Identification No.)

2999 N. 44th Street, Suite 450, Phoenix, Arizona                    85018
------------------------------------------------                  ---------
   (Address of principal executive offices)                       (Zip Code)

                                 (602) 955-4000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] yes [ ] no

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Balance Sheet
As of June 30, 1997
Unaudited

         ASSETS
                     Current Assets
                     Cash                                  $  101,436.30
                     Accounts Receivable                              --
                     Other                                            --
                        Mortgage Impounds                      10,172.07
                                                           -------------

                     Total Current Assets                     111,608.37
                     Land-Casa Grande                       1,086,784.10
                     Land-Baseline & 24th St                1,009,594.35
                     Land-Peoria & 79th Ave                   984,383.98
                     Land-Basleine off 24th St                766,108.94
                     Land-Baseline & 32nd St                1,139,148.04
                     Land-Pecos Rd/Chandler                 1,259,018.40
                     Land-Central Ave/Avondale                125,472.02
                     Land-Van Buren & Central               1,302,319.75
                     Land Baseline off 24th St                254,714.10
                                                           -------------
                     Total Land                             7,927,543.68

                     Other Assets                           1,216,668.55
                                                           -------------

                     TOTAL ASSETS                          $9,255,820.60
                                                           =============
         LIABILITIES
                     Accounts Payable                      $   97,568.37
                     Notes Payable                            210,000.00
                                                           -------------
                     Total Liabilities                        307,568.37

         CAPITAL
                     Partners Capital                       8,948,252.23
                                                           -------------


         TOTAL LIABILITIES & CAPITAL                       $9,255,820.60
                                                           =============

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Income Statement
For the 3 Months May 1, 1997 through
June 30, 1997
Unaudited

                                                       June-97      Year to Date
                                                       -------      ------------
          INCOME
                  Rental Income                     $        --     $    390.00
                  Interest Income                        749.21        2,203.70
                  Transfer Fees                          765.00        3,050.00

                  Misc. Income                               --              --
                                                    -----------     -----------

                  Total Income                      $  1,514.21     $  5,643.70
          EXPENSE
                  Bank Charges                      $        --     $        --
                  Insurance Expense                      480.00          480.00
                  Interest Expense                     7,822.50       15,990.45
                  Legal & Accounting                   2,200.00       37,146.40
                  License & Fees                             --              --
                  Management Fees                     12,293.29       22,525.78
                  Marketing Expense                          --              --
                  Office Expense                         568.43          614.62
                  Outside Service                      1,540.12        1,560.12
                  Printing                                   --              --
                  Postage                              1,663.13        1,663.13
                  Rent                                       --              --
                  Property Tax                        13,230.75       13,230.75
                  Telephone Expense                          --              --
                  Trustee Fees                         2,500.00        3,000.00
                  Utilities                              312.50          312.50
                                                    -----------     -----------

                  Total Expenses                      42,610.72       96,523.75
                                                    -----------     -----------

                  Profit/Loss                        (41,096.51)     (90,880.05)
                                                    -----------     -----------

                  Other Expense                           12.00           36.00
                  Amortization                               --              --
                                                    -----------     -----------

                  Total Other Expense                     12.00           36.00
                                                    -----------     -----------

                  Net Profit/Loss                   $(41,108.51)    $(90,916.05)
                                                    ===========     ===========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1997

PART 1: FINANCIAL INFORMATION

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

                                  June 30, 1997

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

NOTE 2: LAND

        Costs incurred by the Partnership for acquisition and holding of land as of June 30, 1997 are as follows:

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

NOTE 3: PARTNERS' CAPITAL

        Partners' capital contributions received and subscribed as of June 30, 1997 are as follows:

                  Limited partners contribution    $9,939,500
                  Prior years profit (loss)          (900,332)
                  Current years profit (loss)        ( 90,916)
                                                   ----------
                  Partners' Capital                $8,948,252
                                                   ==========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1997

NOTE 3: PARTNERS' CAPITAL (CONTINUED)

        A prior period adjustment was made in 1996 to the prior year's profit(loss) for $24,381. The previous general partner's original contribution of $100,399 was in the form of a note payable. The note was written off with the removal of the general partner and all of his interests. Limited partners' original contributions were adjusted accordingly. The accounts receivable balance of $2,079 was due to the general partner, and was written off and the current year's loss adjusted. The note and the receivable netted in effect and the capital account corrected.

NOTE 4: The partnership is obligated under the Promissory Note dated May 3, 1993 with West Financial Corp. for $285,000. Interest of 14.9% per annum is paid in monthly installments of $3,538.75 with the remaining principal and interest due and payable on July 1, 1996. West Financial Corp.
        assigned all rights, title and interest in the Promissory Note and beneficial interest under the Deed of Trust to Bolco Limited Partnership, in an agreement dated February 12, 1996. The agreement extends the remaining interest due and payable to June 1, 1997. The United States Bankruptcy Court in the District of Arizona, Chapter 11 issued an "Order Approving Stipulation Regarding Secured Claim of Bolco Ltd. Partnership". Included in the Order the maturity date on the Promissory Note was extended through and including February 2, 1998, provided a plan of reorganization was filed with the Court on or before August 1, 1997. All other terms of the original agreement are upheld.

NOTE 5: The tri-plex rental property was readied for a pending sale. A short term loan from TPI Secured Income 89B was needed in addition to existing cash reserves to prepare the property for sale. The loan was repaid on 02/01/95.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1997

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

As of June 30, 1997 the Partnership had $111,608.37 in cash and money market instruments. The sources of revenue during the operating period were interest on the money market account, and transfer fees.

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

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP



By: /s/ Robert H. Long
   ------------------------------
   Robert H. Long, Managing Member

Date: March 25, 1999
     ----------------------------