Form 10-Q
period 1997-09-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 1999-04-15
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1997         Commission file number: 33-2121
                                                                         -------


                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             ARIZONA                                        86-0540409
--------------------------------                       ------------------
(State or other jurisdiction of                           (IRS Employer
incorporation  or  organization)                       Identification No.)


2999 N. 44th Street, Suite 450, Phoenix, Arizona              85018
------------------------------------------------           ----------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] yes [ ] no

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Balance Sheet
As of September 30, 1997
Unaudited

ASSETS
            Current Assets

            Cash                                              $   86,441.13
                                                              -------------
            Total Current Assets                                  86,441.13

            Land-Casa Grande                                   1,086,784.10
            Land-Baseline & 24th St                            1,009,594.35
            Land-Peoria & 79th Ave                               984,383.98
            Land-Baseline off 24th St                            766,108.94
            Land-Baseline & 32nd St                            1,139,148.04
            Land-Pecos Rd/Chandler                             1,259,018.40
            Land-Central Ave/Avondale                            125,472.02
            Land-Van Buren & Central                           1,302,319.75
            Land Baseline off 24th St                            254,714.10
                                                              -------------
            Total Land                                         7,927,543.68

            Other Assets                                       1,216,668.55
                                                              -------------

            TOTAL ASSETS                                      $9,230,653.36
                                                              =============

LIABILITIES
            Accounts Payable                                  $  134,449.02
            Notes Payable                                        201,604.70
                                                              -------------

            Total Liabilities                                    336,053.72

CAPITAL
            Partner's Capital                                  8,894,599.64
                                                              -------------
TOTAL LIABILITIES & CAPITAL                                   $9,230,653.36
                                                              =============

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Income Statement
For the three Months July 1, 1997 through September 30, 1997
Unaudited

                                                   Three
                                               Months Ended
                                               September-97        Year to Date
                                               ------------        ------------
INCOME
           Rental Income                       $        --         $     390.00
           Interest Income                          644.35             2,848.05
           Transfer Fees                            830.00             3,880.00
           Misc. Income                                 --                   --
                                               -----------         ------------
           Total Income                           1,474.35             7,118.05

EXPENSE
           Bank Charges                                 --                   --
           Insurance Expense                            --               480.00
           Interest Expense                       6,988.58            22,979.03
           Legal & Accounting                    11,900.00            49,046.40
           License & Fees                            10.00                10.00
           Management Fees                       10,916.75            33,442.53
           Marketing Expense                      1,102.50             1,102.50
           Office Expense                          (117.45)              497.17
           Outside Service                        6,821.98             8,382.10
           Printing                                 973.08               973.08
           Postage                                 (133.39)            1,529.74
           Rent                                         --                   --
           Property Tax                          16,556.91            29,787.66
           Telephone Expense                            --                   --
           Trustee Fees                                 --             3,000.00
           Utilities                                    --               312.50
                                               -----------         ------------
           Total Expenses                        55,018.96           151,542.71
                                               -----------         ------------
           Profit/Loss                          (53,544.61)         (144,424.66)

           Other Expense                            108.00               144.00
           Amortization                                 --                   --
                                               -----------         ------------
           Total Other Expense                      108.00               144.00
                                               -----------         ------------
           Net Profit/Loss                     $(53,652.61)        $(144,568.66)
                                               ===========         ============

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997

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

                               September 30, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        ALLOCATION OF NET PROFITS, LOSSES, AND DISTRIBUTIONS TO PARTNERS

        Net profits, losses, (prepared on an accrual basis), and distributions are allocated to the limited and general partners in accordance with their respective capital percentages per Amendments to Agreement of Limited Partnership of TPI Land Development III Limited Partnership, (paragraph 4.1.a), dated January 1998. NOTE 2: LAND Costs incurred by the Partnership for acquisition and holding of land as of September 30, 1997 are as follows:

                    Casa Grande - Florence        $1,086,784
                    24th St. & Baseline            1,009,594
                    79th Ave. & Peoria               984,384
                    23rd St. & Baseline              766,109
                    32nd St. & Baseline            1,139,148
                    Central Ave./Avondale            125,472
                    Arizona Ave. & Pecos          1,259,.018
                    Van Buren & Central            1,302,320
                    Baseline off 24th Street         254,714
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

NOTE 3: PARTNERS' CAPITAL

        Partners' capital contributions received and subscribed as of September 30, 1997 are as follows:

                Limited partners contribution      $ 9,939,500
                Prior years profit (loss)             (900,332)
                Current years profit (loss)           (144,569)
                                                   -----------
                Partners' Capital                  $ 8,894,599
                                                   ===========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997

NOTE 3:  PARTNERS' CAPITAL (CONTINUED)

        A prior period  adjustment  was made in 1996 to the prior year's  profit
        (loss) for $24,381. The previous general partner's original contribution of $100,399 was in the form of a note payable. The note was written off with the removal of the general partner and all of his interests. Limited partners' original contributions were adjusted accordingly. The accounts receivable balance of $2,079 was due to the general partner, and was written off and the current year's loss adjusted. The note and the receivable netted in effect and the capital account corrected.

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

                               September 30, 1997

NOTE 6: The Partnership has loaned the sum of $39,500 to an unrelated entity under a Promissory Note dated August 31, 1993. Interest of 15% per annum is due monthly and accrues to principal if unpaid monthly. The Note was foreclosed upon on 07/13/94 and the property was converted to an asset to be prepared for sale.

NOTE7: The Partnership has loaned $25,000 to an unrelated party on October 8, 1993. Interest of 15% accrues to the principal with the balance all due and payable October 4, 1994. The loan was repaid on 10/18/94.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The partnership offering period ended December 31, 1987. From that date forward the Partnership entered the operating stage which either held the properties for appreciation or prepared the properties for disposition. Also during this period, the final acquisitions were made.

As of September 30, 1997 the Partnership had $86,441.13 in cash and money market instruments. The sources of revenue during the operating period were interest on the money market account, and transfer fees.

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

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP


By: /s/ Robert H. Long
    -------------------------------
    Robert H. Long, Managing Member


Date: April   , 1999
      --------------