Form 10-K
period 1997-12-31
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 1999-04-16
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

     For the Year Ended December 31, 1997, Commission file number: 33-2121

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] yes [ ] no

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                                DECEMBER 31, 1997

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

   In 1997, the main sources of revenue for the Partnership were transfer of ownership fees of $5,155, rents received of $1,170, interest of $3,244.16 earned on a money market account.

   In order to continue operating the Partnership, a short-term loan was secured for $285,000 for three years, with interest at 14%. Interest payments were due and payable in monthly installments of $3,538.75. The remaining interest and principal was all due and payable on July 1, 1996. The terms of the note were revised in an agreement dated February 12, 1996, for the balance due of $210,000, extending the all due and payable date of the Promissory Note to June 1, 1997, and increasing the interest rate to 14.9%. The United States Bankruptcy Court in the District of Arizona, Chapter 11 issued an "Order Approving Stipulation Regarding Secured Claim of Bolco Ltd. Partnership" extending the maturity date on the Promissory Note to February 2, 1998.

   On December 31, 1997, the Partnership had $52,373.25 in cash and money market accounts. This cash is to be used to bring past due operating liabilities current, including property taxes due and a portion retained as operating reserves.


2. PROPERTIES

   No properties were purchased during 1997. A corner pad of the vacant land located at 24th Street and Baseline was sold on December 17, 1996, for $400,000.

3. LEGAL PROCEEDINGS

   The Partnership filed for Chapter 11 Bankruptcy protection on July 14, 1995. Herve J.R. Tessier and TPI Asset Management, Inc. resigned as General Partners of TPI Land Development III Limited Partnership on May 24, 1996, with the selection of the Investors Recovery Goup, LLC to serve as the replacement.

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

   As of December 31, 1997 the Partnership had $52,373.25 in cash and money market instruments. The sources of revenue during the operating period were rental income, transfer fees, and interest on the money market account.

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

   None.

                                     PART IV

14. EXHIBITS, FINANCAIL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) 1 and 2      INDEX OF FINANCIAL STATEMENTS

                      Balance Sheet and Income Statement for the year ending December 31, 1997.

                      TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                                  December 31, 1997


     (A) (3) and (c)  INDEX  TO  EXHIBITS  AND  EXHIBITS  FILED AS PART OF THIS
                      REPORT

                      The following documents are incorporated by reference from the registration statement filed on Form S-11.

                      1. Underwriting agreement.
                      2. Selected dealer agreement.
                      3. Certificate and agreement of limited partnership of TPI
                         Land Development III Limited Partnership, including amendments.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP


                                    By: /s/ Lawrie Porter
                                        --------------------------------
                                        Lawrie Porter, Managing Member
                                        Investors Recovery Group, LLC


                                    Date: April 15, 1999
                                          ------------------------------

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Balance Sheet
As of December 31, 1997
Unaudited

          ASSETS

               Current Assets

                 Cash                                           $    52,373.25
                                                                --------------

                 Total Current Assets                                52,373.25

                 Land-Casa Grande                                 1,086,784.10
                 Land-Baseline & 24th St                          1,009,594.35
                 Land-Peoria & 79th Ave                             984,383.98
                 Land-Baseline off 24th St                          766,108.94
                 Land-Baseline & 32nd St                          1,139,148.04
                 Land-Pecos Rd/Chandler                           1,259,018.40
                 Land-Central Ave/Avondale                          125,472.02
                 Land-Van Buren & Central                         1,302,319.75
                 Land Baseline off 24th St                          254,714.10
                                                                --------------
                 Total Land                                       7,927,543.68

                 Other Assets                                     1,219,268.55
                                                                --------------

                 TOTAL ASSETS                                   $ 9,199,185.48
                                                                ==============
          LIABILITIES

                 Accounts Payable                               $   153,667.04
                 Notes Payable                                      201,604.70
                                                                --------------
                 Total Liabilities                                  355,271.74

          CAPITAL

                 Partners' Capital                                8,843,913.74
                                                                --------------
          TOTAL LIABILITIES & CAPITAL                           $ 9,199,185.48
                                                                ==============

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Income Statement
For the Three Months October 1, 1997 through December 31, 1997
Unaudited

                                                Three
                                             Months Ended
                                             December-97         Year to Date
                                             -----------         ------------
            INCOME
              Rental Income                  $     780.00      $    1,170.00
              Interest Income                      396.11           3,244.16
              Transfer Fees                      1,275.00           5,155.00
              Misc. Income                          --                 --
                                             ------------      -------------
              Total Income                       2,451.11           9,569.16

            EXPENSE
              Bank Charges                          --                 --
              Insurance Expense                     --                480.00
              Interest Expense                   7,509.78          30,488.81
              Legal & Accounting                20,736.56          69,782.96
              License & Fees                        --                 10.00
              Management Fees                   13,311.69          46,754.22
              Marketing Expense                     --              1,102.50
              Office Expense                        --                497.17
              Outside Service                    1,500.00           9,882.10
              Printing                             235.40           1,208.48
              Postage                                7.71           1,537.45
              Rent                                  --                 --
              Property Tax                       9,582.78          39,370.44
              Telephone Expense                     15.59              15.59
              Trustee Fees                          --              3,000.00
              Utilities                            237.50             550.00
                                             ------------      -------------
              Total Expenses                    53,137.01         204,679.72

              Profit/Loss                      (50,685.90)       (195,110.56)
                                             ------------      -------------
              Other Expense                            --             144.00
              Amortization                             --                 --
                                             ------------      -------------
              Total Other Expense                      --             144.00
                                             ------------      -------------
              Net Profit/Loss                $ (50,685.90)     $ (195,254.56)
                                             ============      =============