Form 10-Q
period 1998-03-31
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 1999-05-17
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1998, Commission file number:     33-2121
                                                              -----------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ( X )yes ( )no

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Balance Sheet
As of March 31, 1998
Unaudited

ASSETS
                    Current Assets

                    Cash                                  $   34,085.01
                                                  ---------------------


                    Total Current Assets                       34,085.01

                    Land-Casa Grande                        1,086,784.10
                    Land-Baseline & 24th St                 1,009,594.35

                    Land-Peoria & 79th Ave                    984,383.98

                    Land-Basleine off 24th St                 766,108.94
                    Land-Baseline & 32nd St                 1,139,148.04
                    Land-Pecos Rd/Chandler                  1,259,018.40

                    Land-Central Ave/Avondale                 125,472.02
                    Land-Van Buren & Central                1,302,319.75

                    Land Baseline off 24th St                 254,714.10
                                                  -----------------------
                    Total Land                              7,927,543.68

                    Other Assets                            1,219,268.55
                                                  -----------------------

                    TOTAL ASSETS                         $  9,180,897.24
                                                  =======================

LIABILITIES

                    Accounts Payable                      $   176,111.07

                    Notes Payable                             201,604.70
                                                  -----------------------


                    Total Liabilities                         377,715.77

CAPITAL
                    Partners' Capital                       8,803,181.47
                                                  -----------------------


TOTAL LIABILITIES & CAPITAL                              $  9,180,897.24
                                                  =======================

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Income Statement
for the Three Months Ending March 31, 1998 Unaudited

                                       Three
                                    Months Ended
                                     March 1998              Year to Date
INCOME
           Interest Income               $   167.96             $  167.96

           Transfer Fees                     (35.00)               (35.00)
                                 -------------------      ----------------

           Total Income                  $   132.96             $  132.96

EXPENSE
           Interest Expense                7,509.78              7,509.78
           Legal &
           Accounting                      6,361.11              6,361.11
           Management Fees                13,311.69             13,311.69

           Office Expense                    237.88                237.88
           Outside Service                 3,012.78              3,012.78

           Printing                          864.64                864.64

           Postage                           475.03                475.03
           Property Tax                    8,334.40              8,334.40

           Telephone Expense                   7.92                  7.92

           Trustee Fees                     750.00                750.00
                                 -------------------      ----------------

           Total Expenses                 40,865.23             40,865.23
                                 -------------------      ----------------

           Profit/Loss                   (40,732.27)           (40,732.27)
                                 -------------------      ----------------


           Net Profit/Loss             $ (40,732.27)          $(40,732.27)
                                 ===================      ================

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

                  OTHER ASSETS

                  Organizational costs represent costs incurred during the formation period of the Partnership. Organizational costs total $55,663.00. Organizational costs were amortized over 60 months, and are fully amortized. Syndication costs represent commissions incurred on the sale of limited partnership interests and the costs of preparing the prospectuses. Syndication costs total $31,415.83. Syndication costs are not amortized. Land purchase costs not previously allocated represent commissions, legal expenses, and other expenses incurred during the acquisition of the land. Current unallocated land purchase costs total $1,187,852.72. The allocation of land purchase costs to total costs of sale when a parcel is sold is based on the parcel's original contract price as a percentage of total contract prices of all remaining parcels.

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

                                 MARCH 31, 1998

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  ALLOCATION  OF  NET  PROFITS,  LOSSES,  AND  DISTRIBUTIONS  TO
                  PARTNERS

                  Net  profits/losses   (prepared  on  an  accrual  basis),  and
                  distributions are allocated to the limited and general partners in accordance with their respective capital percentages per Amendments to Agreement of Limited Partnership of TPI Land Development III Limited Partnership, (paragraph 4.1.a), dated January 1998.

NOTE 2:           LAND

                  Costs incurred by the Partnership for acquisition and holding of land as of March 31, 1998 are as follows:

                  Casa Grande - Florence                 $        1,086,784
                  24th St. & Baseline                             2,030,417
                  79th Ave. & Peoria                                 984,384
                  32nd St. & Baseline                             1,139,148
                  Central Ave./Avondale                              125,472
                  Arizona Ave. & Pecos                            1,259,.018
                  Van Buren & Central                             1,302,320
                                                                  ---------
                                                         $        7,927,544

                  One Triplex apartment building was sold 11/01/94 for $50,000. Two Triplex apartment buildings were sold on 1/23/95 for $100,000. Rental Property was sold on 5/23/95 for $44, 900. A corner pad (40,000 square feet) at 24th Street and Baseline, in Phoenix, AZ, was sold December 16, 1996 for $400,000.

NOTE 3:           PARTNERS' CAPITAL

                  Partners' capital contributions received and subscribed as of March 31, 1998 are as follows:

                  Limited partners' contribution        $         9,939,500
                  Prior years' profit (loss)                     (1,095,586)
                  Current year's profit (loss)                     ( 40,732)
                                                                ------------
                  Partners' Capital                     $          8,803,181
                                                                  ==========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998

NOTE 3:           PARTNERS' CAPITAL (CONTINUED)

                  A prior period adjustment was made in 1996 to the prior year's profit (loss) for $24,381. The previous general partner's original contribution of $100,399 was in the form of a note payable. The note was written off with the removal of the general partner and all of his interests. Limited partners' original contributions were adjusted accordingly. The accounts receivable balance of $2,079 due to the general partner was written off and the current year's loss adjusted. The note and the receivable netted in effect and the capital account was corrected.

NOTE 4: The partnership is obligated under a Promissory Note dated May 3, 1993, with West Financial Corp. for $285,000. Interest of 14.9% per annum is paid in monthly installments of $3,538.75 with the remaining principal and interest due and payable on July 1, 1996. West Financial Corp. assigned all rights, title and interest in the Promissory Note and beneficial interest under the Deed of Trust to Bolco Limited Partnership, in an agreement dated February 12, 1996. The agreement extends the remaining interest due and payable to June 1, 1997. A $70,000 principal payment was made with proceeds from the December 16, 1996 sale of a corner pad of the 24th Street and Baseline, Phoenix, AZ, parcel. In addition, interest was paid in the amount of $16,202.20. Further, an additional sum of $9,895.28 was erroneously impounded by the title company. Both parties agreed to apply $8,395.28 to principal of the note, and to apply $1,500 towards attorney's fees per the following stipulation: The United States Bankruptcy Court in the District of Arizona, Chapter 11 issued an "Order Approving Stipulation Regarding Secured Claim of Bolco Ltd. Partnership" dated January 15, 1997. The Order extended the maturity date on the Promissory Note through and including February 2, 1998, provided a plan of reorganization was filed with the Court on or before August 1, 1997. All other terms of the original agreement are upheld.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998

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

As of March 31, 1998 the Partnership had $34,085.01 in cash and money market instruments. The sources of revenue during the operating period were interest on the money market account and transfer fees.

PART  2: OTHER INFORMATION

LEGAL PROCEEDINGS

A petition was filed on July 6, 1995 in the United States Bankruptcy Court for the District of Arizona, Case No. 95-05828-PHX-CGC, for Chapter 11 Bankruptcy protection. All parcels of real property are listed for sale, and are being actively marketed. A plan of reorganization has been prepared and filed.

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

By:
      ------------------------------------------
         Lawrie Porter, Managing Member

Date:
      ------------------------------------------