Form 10-Q
period 1998-06-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 1999-05-17
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1998, Commission file number:      33-2121
                                                             -------------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ( X )yes ( )no

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Balance Sheet
As of June 30, 1998
Unaudited

ASSETS
                 Current Assets

                 Cash                                     $    7,979.59
                                                 -----------------------


                 Total Current Assets                          7,979.59

                 Land-Casa Grande                          1,086,784.10
                 Land-Baseline & 24th St                   1,009,594.35

                 Land-Peoria & 79th Ave                      984,383.98

                 Land-Basleine off 24th St                   766,108.94
                 Land-Baseline & 32nd St                   1,139,148.04
                 Land-Pecos Rd/Chandler                    1,259,018.40

                 Land-Central Ave/Avondale                   125,472.02
                 Land-Van Buren & Central                  1,302,319.75

                 Land Baseline off 24th St                   254,714.10
                                                 -----------------------
                 Total Land                                7,927,543.68

                 Other Assets                              1,219,268.55
                                                 -----------------------

                 TOTAL ASSETS                           $  9,154,791.82
                                                 =======================

LIABILITIES

                 Accounts Payable                        $   203,425.34

                 Notes Payable                               201,604.70
                                                 -----------------------


                 Total Liabilities                           405,030.04

CAPITAL
                 Partners' Capital                         8,749,761.78
                                                 -----------------------


TOTAL LIABILITIES & CAPITAL                             $  9,154,791.82
                                                 =======================

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Income Statement
for the Three Months' Ending June 30, 1998
Unaudited

                                      Three
                                   Months Ended
                                    June 1998                    Year to Date
INCOME
           Rental Income                $   390.00                  $  390.00

           Interest Income                  111.74                     279.70

           Transfer Fees                    565.00                     530.00

           Misc. Income                      29.25                      29.25
                                -------------------          -----------------

           Total Income                $  1,095.99                 $ 1,228.95

EXPENSE

           Insurance Expense                 81.00                      81.00
           Interest Expense               7,509.78                  15,019.56
           Legal & Accounting            15,291.95                  21,653.06
           Management Fees               13,311.69                  26,623.38

           Office Expense                   221.67                     459.55
           Outside Service                8,525.00                  11,537.78

           Printing                         169.86                   1,034.50

           Postage                          870.26                   1,345.29
           Property Tax                   7,526.85                  15,861.25

           Telephone Expense                 19.60                      27.52

           Trustee Fees                     750.00                   1,500.00

           Utilities                        237.50                     237.50
                                -------------------          -----------------

           Total Expenses                54,515.16                  95,380.39
                                -------------------          -----------------

           Profit/Loss                $ (53,419.17)            $   (94,151.44)
                                ===================          =================

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1998

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

                                  June 30, 1998

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

NOTE 2:           LAND

                  Costs incurred by the Partnership for acquisition and holding of land as of June 30, 1998 are as follows:

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

NOTE 3:           PARTNERS' CAPITAL

                  Partners' capital contributions received and subscribed as of June 30, 1998 are as follows:

                  Limited partners' contribution       $         9,939,500
                  Prior years' profit (loss)                    (1,095,586)
                  Current year's profit (loss)                   (  94,152)
                                                              -------------
                  Partners' Capital                    $          8,749,762
                                                                 ==========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1998

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

                                  June 30, 1998

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

As of June 30, 1998 the Partnership had $7,979.59 in cash and money market instruments. The sources of revenue during the operating period were interest on the money market account and transfer fees.

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

                                  June 30, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

By:
     ----------------------------------------
         Lawrie Porter, Managing Member

Date:
     ----------------------------------------