Form 10-Q
period 1998-09-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 1999-05-17
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1998, Commission file number:    33-2121
                                                                  -------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ( X )yes ( )no

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Balance Sheet
As of September 30, 1998
Unaudited

ASSETS
              Current Assets

              Cash                                     $   8,116.65
                                              ----------------------


              Total Current Assets                         8,116.65

              Land-Casa Grande                         1,086,784.10
              Land-Baseline & 24th St                  1,009,594.35
              Land-Peoria & 79th Ave                     984,383.98
              Land-Basleine off 24th St                  766,108.94
              Land-Baseline & 32nd St                  1,139,148.04
              Land-Pecos Rd/Chandler                   1,259,018.40
              Land-Central Ave/Avondale                  125,472.02
              Land-Van Buren & Central                 1,302,319.75
              Land Baseline off 24th St                  254,714.10
                                              ----------------------
              Total Land                               7,927,543.68

              Other Assets                             1,219,268.55
                                              ----------------------

              TOTAL ASSETS                           $ 9,154,928.88
                                              ======================

LIABILITIES

              Accounts Payable                        $  232,631.24
              Notes Payable                              201,604.70
                                              ----------------------

              Total Liabilities                          434,235.94

CAPITAL
              Partners' Capital                        8,720,692.94
                                              ----------------------


TOTAL LIABILITIES & CAPITAL                          $ 9,154,928.88
                                              ======================

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Income Statement
for the Three Months Ending September 30, 1998
Unaudited

                                                Three
                                             Months Ended
                                            September 1998         Year to Date
INCOME
              Rental Income                    $    390.00           $   780.00

              Interest Income                        32.06               311.76

              Transfer Fees                         505.00             1,035.00

              Misc. Income                               -                29.25
                                     ----------------------   ------------------

              Total Income                     $    927.06          $  2,156.01

EXPENSE
              Insurance Expense                  $       -            $   81.00

              Interest Expense                    7,509.78            22,529.34

              Legal & Accounting                    969.02            22,622.08

              Management Fees                    13,311.69            39,935.07

              Office Expense                             -               459.55

              Outside Service                        40.00            11,577.78

              Printing                              127.64             1,162.14

              Postage                                 7.57             1,352.86

              Property Tax                        7,526.85            23,388.10

              Telephone Expense                       3.87                31.39

              Trustee Fees                          500.00             2,000.00

              Utilities                                  -               237.50
                                     ----------------------   ------------------

              Total Expenses                     29,996.42           125,376.81
                                     ----------------------   ------------------

              Profit/Loss                    $  (29,069.36)        $(123,220.80)
                                     ======================   ==================

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998

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

                               September 30, 1998

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
NOTE 2:           LAND

                  Costs incurred by the Partnership for acquisition and holding of land as of September 30, 1998 are as follows:

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

NOTE 3:           PARTNERS' CAPITAL

                  Partners' capital contributions received and subscribed as of September 30, 1998 are as follows:

                  Limited partners' contribution            $       9,939,500
                  Prior years' profit (loss)                       (1,095,586)
                  Current year's profit (loss)                       (123,221)
                                                                  ------------
                  Partners' Capital                         $        8,720,693
                                                                    ==========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998

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

                               September 30, 1998

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

As of September 30, 1998 the Partnership had $7,979.59 in cash and money market instruments. The sources of revenue during the operating period were interest on the money market account and transfer fees.

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

                               September 30, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

By:
      ---------------------------------------------
         Lawrie Porter, Managing Member

Date:
      ---------------------------------------------