Form 10-K
period 1998-12-31
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 1999-05-17
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the Year Ended December 31, 1998, Commission file number:      33-2121
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ( X )yes ( )no

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                DECEMBER 31, 1998
                                     PART I

1.       BUSINESS

                  TPI Land Development III Limited Partnership is a limited partnership formed during 1986 under the laws of the State of Arizona. The Partnership reached impound on May 27, 1986. The offering period for TPI Land Development III Limited Partnership ended December 31, 1987, after receiving and accepting $9,939,500 or 19,879 units from limited partners.

                  In 1998, the main sources of revenue for the Partnership were transfer of ownership fees of $1,300, rents received of $1,470, interest of $1,424.83 earned on a money market account.

                  In order to continue operating the Partnership, a short-term loan was secured for $285,000 for three years, with interest at 14.%. Interest payments were due and payable in monthly installments of $3,538.75. The remaining interest and principal was all due and payable on July 1, 1996. The terms of the note were revised in an agreement dated February 12, 1996, for the balance due of $210,000, extending the all due and payable date of the Promissory Note to June 1, 1997, and increasing the interest rate to 14.9%. The United States Bankruptcy Court in the District of Arizona, Chapter 11 issued an "Order Approving Stipulation Regarding Secured Claim of Bolco Ltd. Partnership" extending the maturity date on the Promissory Note to February 2, 1998. An amount of $9,895.28 was erroneously impounded by the title company from the December 16, 1996 sale of a corner pad of the 24th Street and Baseline, Phoenix, AZ, parcel. Both parties agreed to apply
                  $8,395.28 to principal of the note, and to apply $1,500 towards attorney's fees per the Stipulation.

                  On December 31, 1998, the Partnership had $679,505.11 in cash and money market accounts. This cash is to be used to bring past due operating liabilities current, including property taxes due and a portion retained as operating reserves.


2.       PROPERTIES

                  No properties were purchased during 1998. A portion of the vacant land located in Casa Grande, AZ, SE, Section 22, T6S, R6E, 4 acres were sold on November 11, 1998, for $348,480. The balance of the parcel, 8.775 acres, was sold on December 24, 1998, for $764,042.

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

                  As of December 31, 1998 the Partnership had $679,505.11 in cash and money market instruments. The sources of revenue during the operating period were revenue proceeds from property sales, rental income, transfer fees, and interest on the money market account.

8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See the Registrant's financial statements contained at the end of this Form 10-K.

9.       CHANGES IN OR DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                  None.

                                    PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information included under the heading "Management" contained on pages 20 - 21 of the Prospectus, and Amendment No. 1 To Certificate Of TPI Land Development III Limited Partnership as filed with the Arizona Secretary of State on June 18, 1997 is incorporated herein by reference.

11.      EXECUTIVE COMPENSATION

                  None.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                                DECEMBER 31, 1998


12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERES AND MAANAGEMENT

                  None.

13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.

                                     PART IV

14.      EXHIBITS, FINANCAIL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)  1 and 2      INDEX OF FINANCIAL STATEMENTS

                           Balance Sheet and Income Statement for the year ending December 31, 1998.


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

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

By:
      ----------------------------------------
         Lawrie Porter, Managing Member
         Investors Recovery Group, LLC
Date:
      ----------------------------------------

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Balance Sheet
As of December 31, 1998
Unaudited

ASSETS
              Current Assets

              Cash                                              $   679,505.11
              Accounts Receivable                                     2,528.23
                                                        -----------------------


              Total Current Assets                                  682,033.34

              Land-Baseline & 24th St                             2,030,417.39

              Land-Peoria & 79th Ave                                984,383.98
              Land-Baseline & 32nd St                             1,139,148.04
              Land-Pecos Rd/Chandler                              1,259,018.40

              Land-Central Ave/Avondale                             125,472.02
              Land-Van Buren & Central                            1,302,319.75
                                                        -----------------------

              Total Land                                          6,840,759.58

              Other Assets                                        1,046,006.91
                                                        -----------------------

              TOTAL ASSETS                                     $  8,568,799.83
                                                        =======================

LIABILITIES

              Accounts Payable                                   $   68,365.15
                                                        -----------------------


              Total Liabilities                                      68,365.15

CAPITAL
              Partners' Capital                                   8,500,434.68
                                                        -----------------------


TOTAL LIABILITIES & CAPITAL                                    $  8,568,799.83
                                                        =======================

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Income Statement
for the Three Months Ending December 31, 1998
Unaudited

                                            Three
                                         Months Ended
                                        December 1998             Year to Date
INCOME
              Rental Income               $     690.00           $   1,470.00

              Expense Recovery               15,333.72              15,333.72
              Sales Proceeds              1,112,522.00           1,112,522.00
              Cost of Sales              (1,320,915.34)         (1,320,915.34)

              Interest Income                 1,113.07               1,424.83

              Transfer Fees                     265.00               1,300.00

              Misc. Income                           -                  29.25
                                    -------------------    -------------------

              Total Income               $ (190,991.55)         $ (188,835.54)

EXPENSE
              Insurance Expense             $        -             $    81.00

              Interest Expense              (22,529.34)                     -

              Legal & Accounting              6,670.50              29,292.58

              Management Fees                22,780.88              62,715.95

              Office Expense                         -                 459.55

              Outside Service                   124.00              11,701.78

              Printing                          480.01               1,642.15

              Postage                            12.05               1,364.91

              Property Tax                   20,736.02              44,124.12

              Telephone Expense                   5.09                  36.48

              Trustee Fees                      750.00               2,750.00

              Utilities                         237.50                 475.00
                                    -------------------    -------------------


              Total Expenses                 29,266.71             154,643.52
                                    -------------------    -------------------

              Profit/Loss               $  (220,258.26)         $ (343,479.06)
                                    ===================    ===================