Form 10-Q
period 1999-03-31
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 1999-05-17
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1999, Commission file number:       33-2121
                                                              ------------------

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

ARIZONA                                        86-0540409
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation  or organization)

2999 N. 44th Street, Suite 450, Phoenix, Arizona                      85018
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(602) 955-4000
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ( X )yes ( )no

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ( X )yes ( )no

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Balance Sheet
As of March 31, 1999
Unaudited

ASSETS
                 Current Assets

                 Cash                                    $  1,213,478.71

                 Accounts Receivable                                   -

                 Other                                                 -
                                                         ----------------

                 Total Current Assets                       1,213,478.71

                 Land-Baseline & 24th St                    2,030,417.39

                 Land-Peoria & 79th Ave                       984,383.98
                 Land-Baseline & 32nd St                    1,139,148.04

                 Land-Central Ave/Avondale                    125,472.02
                 Land-Van Buren & Central/Goodyear          1,302,319.75
                                                         ----------------
                 Total Land                                 5,581,741.18


                 Other Assets                                 859,495.75
                                                         ----------------

                 TOTAL ASSETS                            $  7,654,715.64
                                                         ================

LIABILITIES

                 Accounts Payable                          $   83,681.45
                                                         ----------------


                 Total Liabilities                             83,681.45

CAPITAL
                 Partners' Capital                          7,571,034.19
                                                         ----------------


TOTAL LIABILITIES & CAPITAL                              $  7,654,715.64
                                                         ================

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Income Statement
for the Three Months Ending March 31, 1999
Unaudited

                                          Three
                                       Months Ended
                                      March 31, 1999       Year to Date
INCOME
           Rental Income              $      300.00       $       300.00
           Sales Proceeds                588,586.50           588,586.50
           Cost of Sales              (1,477,603.38)       (1,477,603.38)

           Interest Income                 9,930.28             9,930.28

           Transfer Fees                     525.00               525.00

           Misc. Income                           -                    -
                                      -------------       --------------

           Total Income                $(878,261.60)      $  (878,261.60)

EXPENSE

           Insurance Expense                  56.00                56.00

           Interest Expense                       -                    -
           Accounting Expense             10,352.50            10,352.50

           Legal Expense                   9,259.00             9,259.00
           Management Fees                16,415.26            16,415.26

           Office Expense                     25.20                25.20

           Outside Service                 2,160.00             2,160.00

           Printing                        1,252.43             1,252.43

           Postage                         1,402.85             1,402.85

           Property Tax                    9,703.47             9,703.47

           Telephone Expense                  12.18                12.18

           Trustee Fees                      500.00               500.00

           Utilities                              -                    -
                                      -------------       --------------

           Total Expenses                 51,138.89            51,138.89
                                      -------------       --------------

           Profit/Loss                $ (929,400.49)      $  (929,400.49)
                                      =============       ==============

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

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

                  OTHER ASSETS

                  Organizational costs represent costs incurred during the formation period of the Partnership. Organizational costs total $55,663.00. Organizational costs were amortized over 60 months, and are fully amortized. Syndication costs represent commissions incurred on the sale of limited partnership interests and the costs of preparing the prospectuses. Syndication costs total $31,415.83. Syndication costs are not amortized. Land purchase costs not previously allocated represent commissions, legal expenses, and other expenses incurred during the acquisition of the land. Current unallocated land purchase costs total $828,079.92. The allocation of land purchase costs to total costs of sale when a parcel is sold is based on the parcel's original contract price as a percentage of total contract prices of all remaining parcels.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2:           LAND

                  Costs incurred by the Partnership for acquisition and holding of land as of March 31, 1999 are as follows:

                  24th St. & Baseline                     $        2,030,417
                  79th Ave. & Peoria                                 984,384
                  32nd St. & Baseline                              1,139,148
                  Central Ave./Avondale                              125,472
                  Van Buren & Central/ Goodyear                    1,302,320
                                                                   ---------
                                                          $        5,581,741
                                                                   =========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

NOTE 3:           LAND  (CONTINUED)

                  One Triplex apartment building was sold November 1, 1994 for $50,000. Two Triplex apartment buildings were sold on January 1, 1995 for $100,000. Rental property was sold on May 23, 1995 for $44, 900. A corner pad (40,000 square feet) at 24th Street and Baseline, in Phoenix, AZ, was sold December 16, 1996 for $400,000. A portion (4 acres) of the property in Casa Grande, AZ was sold November 11, 1998 for $348,480. The balance of the parcel (8.775 acres) in Casa Grande, AZ was sold December 24, 1998 for $764,042. The property in Chandler, AZ was sold February 3, 1999 for $588,586.

NOTE 3:           PARTNERS' CAPITAL

                  Partners' capital contributions received and subscribed as of March 31, 1998 are as follows:

                  Limited partners' contribution              $    9,939,500
                  Prior years' profit (loss)                      (1,095,586)
                  Current year's profit (loss)                      ( 40,732)
                                                                   ----------
                  Partners' Capital                           $     8,803,181
                                                                   ==========


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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

NOTE 4: The partnership is obligated under a Promissory Note dated May 3, 1993, with West Financial Corp. for $285,000. Interest of 14.9% per annum is paid in monthly installments of $3,538.75 with the remaining principal and interest due and payable on July 1, 1996. West Financial Corp. assigned all rights, title and interest in the Promissory Note and beneficial interest under the Deed of Trust to Bolco Limited Partnership, in an agreement dated February 12, 1996. The agreement extends the remaining interest due and payable to June 1, 1997. A $70,000 principal payment was made with proceeds from the December 16, 1996 sale of a corner pad of the 24th Street and Baseline, Phoenix, AZ, parcel. In addition, interest was paid in the amount of $16,202.20. Further, an additional sum of $9,895.28 was erroneously impounded by the title company. Both parties agreed to apply $8,395.28 to principal of the note, and to apply $1,500 towards attorney's fees per the following stipulation: The United States Bankruptcy Court in the District of Arizona, Chapter 11 issued an "Order Approving Stipulation Regarding Secured Claim of Bolco Ltd. Partnership" dated January 15, 1997. The Order extended the maturity date on the Promissory Note through and including February 2, 1998, provided a plan of reorganization was filed with the Court on or before August 1, 1997. All other terms of the original agreement are upheld. The note was paid in full including principal and interest in the amount of $272,425.88 on December 30, 1998, at which time a Release of All Claims was filed and executed. On March 10, 1999 a fully executed Satisfaction of Deed of Trust, Direction for Reconveyance and Deed of Release and Reconveyance executed by Bolco Ltd. Partnership was received.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

NOTE 5: The tri-plex rental property was readied for a pending sale. A short term loan from TPI Secured Income 89B was needed in addition to existing cash reserves to prepare the property for sale. The loan was repaid on February 1, 1995.

NOTE 6: The Partnership has loaned the sum of $39,500 to an unrelated entity under a Promissory Note dated August 31, 1993. Interest of 15% per annum is due monthly and accrues to principal if unpaid monthly. The Note was foreclosed upon on July 13, 1994 and the property was converted to an asset to be prepared for sale.

NOTE 7: The Partnership has loaned $25,000 to an unrelated party on October 8, 1993. Interest of 15% accrues to the principal with the balance all due and payable October 4, 1994. The loan was repaid on October 18, 1994.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The partnership offering period ended December 31, 1987. From that date forward the Partnership entered the operating stage which either held the properties for appreciation or prepared the properties for disposition. Also during this period, the final acquisitions were made.

As of March 31, 1999 the Partnership had $1,213,478.71 in cash and money market instruments. The sources of revenue during the operating period were proceeds from property sales, rental income, interest on the money market account and transfer fees.

PART  2: OTHER INFORMATION

LEGAL PROCEEDINGS

A petition was filed on July 6, 1995 in the United States Bankruptcy Court for the District of Arizona, Case No. 95-05828-PHX-CGC, for Chapter 11 Bankruptcy protection. All parcels of real property are listed for sale, and are being actively marketed. A plan of reorganization has been prepared and filed.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP


By:
    --------------------------------------
         Lawrie Porter, Managing Member

Date:
     -------------------------------------