Form 10-Q
period 1999-06-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 1999-08-13
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1999              Commission file number: 33-2121


                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             ARIZONA                                       86-0540409
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


2999 N. 44th Street, Suite 450, Phoenix, Arizona                 85018
------------------------------------------------               ----------
    (Address of principal executive offices)                   (Zip Code)


                                 (602) 955-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. [X] yes   [ ] no

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Balance Sheet
As of June 30, 1999
Unaudited

ASSETS

  Current Assets

  Cash                                                             $1,185,470.98
                                                                   -------------
  Total Current Assets                                              1,185,470.98

  Land-Baseline & 24th St                                           2,030,417.39
  Land-Peoria & 79th Ave                                              984,383.98
  Land-Baseline & 32nd St                                           1,139,148.04
  Land-Central Ave/Avondale                                           125,472.02
  Land-Van Buren & Central                                          1,302,319.75
                                                                   -------------
  Total Land                                                        5,581,741.18
  Other Assets                                                        859,495.75
                                                                   -------------
  TOTAL ASSETS                                                     $7,626,707.91
                                                                   =============

LIABILITIES

  Accounts Payable                                                 $   51,882.79
                                                                   -------------
  Total Liabilities                                                    51,882.79

CAPITAL

  Partners' Capital                                                 7,574,825.12
                                                                   -------------
TOTAL LIABILITIES & CAPITAL                                        $7,626,707.91
                                                                   =============

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Income Statement
for the Three Months' Ending June 30, 1999
Unaudited

                                                  Three
                                              Months Ended
                                              June 30, 1999        Year to Date
                                              -------------        ------------
INCOME

  Rental Income                                $   300.00        $       600.00

  Sales Proceeds                                    --               588,586.50

  Cost of Sales                                     --            (1,477,603.38)
  Interest Income                               12,220.54             22,150.82
  Transfer Fees                                  1,015.00              1,540.00
  Misc. Income                                  35,041.13             35,041.13
                                               ----------        --------------
  Total Income                                  48,576.67           (829,684.93)

EXPENSE

  Insurance Expense                                 --                    56.00
  Interest Expense                                  --                    --
  Accounting Expense                             4,330.00             14,682.50
  Legal Expense                                 20,659.18
  Management Fees                               10,472.09             26,887.35
  Office Expense                                    --                    25.20
  Outside Service                                4,624.24              6,784.24
  Printing                                       1,172.75              2,425.18
  Postage                                           38.25              1,441.10
  Property Tax                                   9,730.57             19,434.04
  Telephone Expense                                 22.66                 34.84
  Trustee Fees                                   2,750.00              3,250.00
  Utilities                                        245.00                245.00
                                               ----------        --------------

  Total Expenses                                33,385.56             95,924.63
                                               ----------        --------------

  Profit/Loss                                  $15,191.11        $  (925,609.56)
                                               ==========        ==============

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

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

NOTE 2: LAND

     Costs incurred by the Partnership for acquisition and holding of land as of March 31, 1999 are as follows:

     24th St. & Baseline                                  $2,030,417
     79th Ave. & Peoria                                      984,384
     32nd St. & Baseline                                   1,139,148
     Central Ave./Avondale                                   125,472
     Van Buren & Central/ Goodyear                         1,302,320
                                                          ----------
                                                          $5,581,741
                                                          ==========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

NOTE 2: LAND (CONTINUED)

     One Triplex apartment building was sold November 1, 1994 for $50,000. Two Triplex apartment buildings were sold on January 1, 1995 for $100,000. Rental property was sold on May 23, 1995 for $44, 900. A corner pad (40,000 square feet) at 24th Street and Baseline, in Phoenix, AZ, was sold December 16, 1996 for $400,000. A portion (4 acres) of the property in Casa Grande, AZ was sold November 11, 1998 for $348,480. The balance of the parcel (8.775 acres) in Casa Grande, AZ was sold December 24, 1998 for $764,042. The property in Chandler, AZ was sold February 3, 1999 for $588,586. The Partnership received $35,000 from the City of Phoenix in payment of an easement right for a 15,024 square foot alignment along 32nd Street at the North East Corner of Baseline, Phoenix, AZ.

NOTE 3: PARTNERS' CAPITAL

     Partners' capital contributions received and subscribed as of June 30, 1999 are as follows:

     Limited partners' contribution                       $ 9,939,500
     Prior years' profit (loss)                            (1,439,065)
     Current year's profit (loss)                            (925,610)
                                                          -----------
     Partners' Capital                                    $ 7,574,825
                                                          ===========

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

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

As of June 30, 1999 the Partnership had $1,185,470.98 in cash and money market instruments. The sources of revenue during the operating period were proceeds from an easement sale, rental income, interest on the money market account and transfer fees.

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

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP


By: /s/ Lawrie Porter
    ------------------------------
    Lawrie Porter, Managing Member


Date: August 11, 1999
      ----------------------------