Form 10-K405
period 1999-12-31
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2000-03-29
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the Year Ended December 31, 1999, Commission file number: 33-2121

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             ARIZONA                                       86-0540409
-------------------------------                           -------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)


2944 N. 44th Street, Suite 200, Phoenix, Arizona              85018
------------------------------------------------            ---------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 1999

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

     In 1999, the main sources of revenue for the Partnership were transfer of ownership fees of $3,560, rents received of $10,100, interest of $46,100 earned on money market accounts, and land sales as described in Note 2.

     On December 31, 1999, the Partnership had $321,840.19 in cash and money market accounts. This cash is to be retained as operating reserves and will be distributed to the partners with the final distribution of the Partnership. The Partnership has brought all past due operating liabilities current, including property taxes due.


2.   PROPERTIES

     No properties were purchased during 1999. The vacant land located south of Pecos Road and west of Arizona Avenue in Chandler, AZ, (Lot 2, Section 4, Township 2 South, Range 5 East of the Gila and Salt River Base and Meridan, Maricpa County, Arizona, approximately 13 acres) was sold on February 3, 1999, for $588,586.50. An easement for slope purposes, (within that part of the Southwest quarter of Section 36, Township 1 North, Range 3 East, G&SRB&M, lying within the parcel of land located at the Northeast corner of Baseline Road and 32nd Street in Phoenix, AZ, approximately 15,260 square feet) was sold for $35,000 on May 25, 1999. A portion of the vacant land located in Phoenix, AZ, (Northeast quarter of the Northwest quarter of Section 26, Township 3 North, Range 1 East of the Gila and Salt River Base and Meridian, Maricopy County, Arizona, approximately 90,000 square feet) was sold for $180,000 on August 11, 1999.

3.   LEGAL PROCEEDINGS

     The Partnership filed for Chapter 11 Bankruptcy protection on July 14, 1995. Herve J.R. Tessier and TPI Asset Management, Inc. resigned as General Partners of TPI Land Development III Limited Partnership on May 24, 1996, with the selection of the Investors Recovery Goup, LLC to serve as the replacement.

     The Partnership filed the First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated August 31, 1999 with the United States Bankruptcy Court in and for the District of Arizona, and received an Order Confirming Plan on October 21, 1999.

4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     The First Amended Plan of Reorganization was distributed to all partners for their review and ballot. The plan was accepted by 99% of the partners that voted.

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

     As of December 31, 1999 the Partnership had $306,143.47 in cash and money market instruments. The sources of revenue during the operating period were revenue proceeds from property sales, rental income, transfer fees, and interest on the money market account.

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

11.  EXECUTIVE COMPENSATION

     None.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 1999

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERES AND MAANAGEMENT

     None.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) 1 and 2 INDEX OF FINANCIAL STATEMENTS

     Balance Sheet and Income Statement for the year ending December 31, 1999.


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

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

By:
   -------------------------------
    Lawrie Porter, Managing Member
    Investors Recovery Group, LLC

Date:
   -------------------------------

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Balance Sheet
As of December 31, 1999
Unaudited

ASSETS
  Current Assets

  Cash                                            $     321,840.19
  Accounts Receivable                             $       1,434.76
                                                  ----------------
  Total Current Assets                                  323,274.95

  Land-Baseline & 24th St                             2,030,417.39
  Land-Peoria & 79th Ave                                832,591.98
  Land-Baseline & 32nd St                             1,139,148.04
  Land-Central Ave/Avondale                             125,472.02
  Land-Van Buren & Central                            1,302,319.75
                                                  ----------------

  Total Land                                          5,429,949.18

  Other Assets                                          837,009.26
                                                  ----------------
  TOTAL ASSETS                                    $   6,590,233.39
                                                  ================

LIABILITIES

  Accounts Payable                                $      67,844.52
                                                  ----------------
  Total Liabilities                                      62,844.52

CAPITAL
  Partners' Capital                                   6,522,388.87
                                                  ----------------


TOTAL LIABILITIES & CAPITAL                       $   6,590,233.39
                                                  ================

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP Income Statement for the Three Months Ending December 31, 1999 Unaudited

                                       Three
                                    Months Ended
                                    December 1999     Year to Date
                                    -------------     ------------
INCOME
  Rental Income                    $   9,200.00     $     10,100.00
  Expense Recovery
  Sales Proceeds                             --          768,586.50
  Cost of Sales                              --       (1,661,705.37)
  Interest Income                     10,019.36           46,100.53
  Transfer Fees                          165.00            3,560.00
  Misc. Income                         1,236.05           36,277.18
                                   ------------     ---------------

  Total Income                     $  20,620.41     $   (797,081.16)

EXPENSE
  Insurance Expense                          --               56.00
  Interest Expense                           --                  --
  Accounting                           9,171.25           24,688.75
  Legal                               20,813.58           52,113.01
  Management Fees                      9,784.59           48,405.33
  Office Expense                         279.32              304.52
  Outside Service                        134.50            7,198.54
  Printing                               291.87            5,436.11
  Postage                                301.83            3,398.71
  Property Tax                        10,439.55           42,210.85
  Telephone Expense                          --               36.56
  Trustee Fees                         5,000.00            9,500.00
  Utilities                              440.00              685.00
                                   ------------     ---------------

  Total Expenses                      56,656.49          194,033.38
                                   ------------     ---------------

  Profit/Loss                      $ (36,036.08)    $   (991,114.54)
                                   ============     ===============