Form 10-Q
period 2000-03-31
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2000-05-15
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000             Commission file number: 33-2121


                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

          ARIZONA                                                86-0540409
 (State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

2944 N. 44th Street, Suite 200, Phoenix, Arizona                   85018
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

PART 1. FINANCIAL INFORMATION

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                 Balance Sheet
                              As of March 31, 2000
                                   Unaudited

ASSETS
  Current Assets
    Cash                                                       $  281,133.15
    Accounts Receivable                                             1,173.67
    Other                                                                 --
                                                               -------------

         Total Current Assets                                     282,306.82

    Land-Baseline & 24th St                                     2,030,417.39
    Land-Peoria & 79th Ave                                        832,591.98
    Land-Baseline & 32nd St                                     1,139,148.04
    Land-Central Ave/Avondale                                     125,472.02
    Land-Van Buren & Central/Goodyear                           1,302,319.75
                                                               -------------
         Total Land                                             5,429,949.18

    Other Assets                                                  837,009.26
                                                               -------------

TOTAL ASSETS                                                   $6,549,265.26
                                                               =============

LIABILITIES

    Accounts Payable                                           $   51,768.21
                                                               -------------

         Total Liabilities                                         51,768.21

CAPITAL
    Partners Capital                                            6,497,497.05
                                                               -------------


         TOTAL LIABILITIES & CAPITAL                           $6,549,265.26
                                                               =============

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                         Income Statement for the Three
                          Months Ending March 31, 2000
                                   Unaudited


                                                Three
                                             Months Ended
                                            March 31, 2000       Year to Date
                                            --------------       ------------
INCOME
    Rental Income                           $          --        $          --
    Sales Proceeds                                     --                   --
    Cost of Sales                                      --                   --
    Interest Income                              3,812.72             3,812.72
    Transfer Fees                                  675.00               675.00
    Misc. Income                                    --                   --
                                            -------------        -------------

         Total Income                       $    4,487.72        $    4,487.72

EXPENSE
    Insurance Expense                                  --                   --
    Interest Expense                               204.86               204.86
    Accounting Expense                           1,380.00             1,380.00
    Legal Expense                                5,639.52             5,639.52
    Management Fees                              6,523.06             6,523.06
    Office Expense                                     --                   --
    Outside Service                              1,500.00             1,500.00
    Printing                                       350.29               350.29
    Postage                                        326.76               326.76
    Property Tax                                10,439.55            10,439.55
    Telephone Expense                                  --                   --
    Trustee Fees                                   500.00               500.00
    Utilities                                          --                   --
                                            -------------        -------------

         Total Expenses                         26,864.04            26,864.04
                                            -------------        -------------

Profit/Loss                                 $  (22,376.32)       $  (22,376.32)
                                            =============        =============

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000



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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000


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

        ALLOCATION OF NET PROFITS, LOSSES, AND DISTRIBUTIONS TO PARTNERS

        Net profits/losses (prepared on an accrual basis), and distributions are allocated to the limited and general partners in accordance with their respective capital percentages per the Amendments to Agreement of Limited Partnership of TPI Land Development III Limited Partnership, (paragraph 4.1.a), dated January 1998.

NOTE 2: LAND

        Costs incurred by the Partnership for acquisition and holding of land as of March 31, 2000 are as follows:

        24th St. & Baseline                               $ 2,030,417
        79th Ave. & Peoria                                    832,592
        32nd St. & Baseline                                 1,139,148
        Central Ave./Avondale                                 125,472
        Van Buren & Central/ Goodyear                       1,302,320
                                                          -----------
                                                          $ 5,429,949
                                                          ===========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

NOTE 2: LAND (CONTINUED)

        One Triplex apartment building was sold November 1, 1994 for $50,000. Two Triplex apartment buildings were sold on January 1, 1995 for $100,000. Rental property was sold on May 23, 1995 for $44, 900. A corner pad (40,000 square feet) at 24th Street and Baseline, in Phoenix, AZ, was sold December 16, 1996 for $400,000. A portion (4 acres) of the property in Casa Grande, AZ was sold November 11, 1998 for $348,480. The balance of the parcel (8.775 acres) in Casa Grande, AZ was sold December 24, 1998 for $764,042. The property in Chandler, AZ was sold February 3, 1999 for $588,586. The Partnership received $35,000 from the City of Phoenix in payment of an easement right for a 15,024 square foot alignment alone 32nd Street at the North East Corner of Baseline, Phoenix, AZ.

NOTE 3: PARTNERS' CAPITAL

        Partners' capital contributions received and subscribed as of March 31, 2000 are as follows:

        Limited partners' contribution                    $ 9,939,500
        Return of Capital                                    (989,447)
        Prior years' profit (loss)                         (2,430,180)
        Current year's profit (loss)                          (22,376)
                                                          -----------
        Partners' Capital                                 $ 6,497,497
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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

NOTE 5: The tri-plex rental property was readied for a pending sale. A short term loan from TPI Secured Income 89B was needed in addition to existing cash reserves to prepare the property for sale. The loan was repaid on February 1, 1995.

NOTE 6: The Partnership has loaned the sum of $39,500 to an unrelated entity under a Promissory Note dated August 31, 1993. Interest of 15% per annum was due monthly and accrued to principal if unpaid monthly. The Note was foreclosed upon on July 13, 1994 and the property was converted to an asset to be prepared for sale.

NOTE 7: The Partnership has loaned $25,000 to an unrelated party on October 8, 1993. Interest of 15% accrued to the principal with the balance all due and payable October 4, 1994. The loan was repaid on October 18, 1994.


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

As of March 31, 2000 the Partnership had $282,306.82 in cash and money market instruments. The sources of revenue during the operating period were proceeds from interest on the money market account and transfer fees.

                           PART 2. OTHER INFORMATION

LEGAL PROCEEDINGS

A petition was filed on July 6, 1995 in the United States Bankruptcy Court for the District of Arizona, Case No. 95-05828-PHX-CGC, for Chapter 11 Bankruptcy protection. All parcels of real property listed for sale were actively marketed. A plan of reorganization was prepared and filed.

A Final Decree was filed on April 5, 2000 in the United States Bankruptcy Court for the District of Arizona, Case No. 95-05828-PHX-CGC, closing the Chapter 11 Bankruptcy case effective March 31, 2000.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The original general partners, Herve Tessier and TPI Asset Management, Inc., resigned and have been replaced by the Investors Recovery Group, LLC, which was organized by existing partners in TPI Land Development III Limited Partnership. The members of the Investors Recovery Group, LLC are Lawrie Porter, Carl Harwood, Robert Long, Elizabeth Kowoser, Donald Thomas, and Craig Stevenson. On May 10 and 11, 1996 a Notice of Settlement Agreement regarding the Resignation of General Partners of TPI III; Notice of Hearing on Approval of Settlement Agreement regarding Resignation of General Partners of TPI III; and Notice of Selection of Successor General Partner of TPI III were mailed to all Limited Partners. The settlement agreement was approved by a court order in the United States Bankruptcy Court District of Arizona, Chapter 11, Case No. 95-05828-PHX-CGC on May 24, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP


Date: May 13, 2000                  By: /s/ Lawrie Porter
                                       -----------------------------------
                                       Lawrie Porter, Managing Member