Form 10-Q
period 2000-06-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2000-08-14
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended June 30, 2000, Commission file number: 33-2121

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Arizona                                     86-0540409
        -------------------------------                        -------------
        (State or other jurisdiction of                        (IRS Employer
         incorporation or organization)                      Identification No.)

2944 N. 44th Street, Suite 200, Phoenix, Arizona                    85018
------------------------------------------------                  ----------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] YES [ ] NO

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                     FORM 10-Q, QUARTER ENDED JUNE 30, 2000

INDEX

PART I FINANCIAL INFORMATION


Item 1 Financial Statements

Balance Sheet as of June 30, 2000............................................  3

Statement of Operations for the Quarter Ended June 30, 2000 and 1999.........  4

Statement of Cash Flows for the Quarter Ended June 30, 2000 and 1999.........  5

Notes to Interim Financial Statements........................................  6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 Management's Discussion and Analysis..................................  9

PART II OTHER INFORMATION

Item 1 Legal Proceedings..................................................... 10

Item 2 Changes in Securites.................................................. 10

Item 3 Defaults Upon Senior Securities....................................... 10

Item 4 Submission of Matters to a Vote of Security Holders................... 10

Item 5 Other Information..................................................... 11

Item 6 Exhibits and Reports on Form 8-K...................................... 11

Signatures................................................................... 12

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Interim Balance Sheet
June 30, 2000
Unaudited
                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------
ASSETS

Current Assets

Cash                                             $1,153,944       $  321,840
Accounts Receivable                                   6,916            1,435
                                                 ----------       ----------

Total Current Assets                              1,160,860          323,275

Investment in Land (Note 4)                       4,290,801        5,429,949

Other Assets                                        668,256          837,009
                                                 ----------       ----------

TOTAL ASSETS                                     $6,119,917       $6,590,233
                                                 ==========       ==========

LIABILITIES

Accounts Payable                                 $   27,391       $   67,845
                                                 ----------       ----------

Total Liabilities                                    27,391           67,845

CAPITAL

Partners' Capital                                 6,092,526        6,522,389
                                                 ----------       ----------

TOTAL LIABILITIES & CAPITAL                      $6,119,917       $6,590,233
                                                 ==========       ==========

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Statement of Operations
for the Three and Six Months' Ending June 30, 2000 and June 30, 1999
Unaudited

                            Three              Six              Three              Six
                         Months Ended      Months Ended      Months Ended     Months Ended
                         June 30, 2000     June 30, 2000     June 30, 1999    June 30, 1999
                         -------------     -------------     -------------    -------------
INCOME

Rental Income            $          --     $          --     $      300.00    $      600.00
Sales Proceeds            1,000,000.00      1,000,000.00                --       588,586.50
Cost of Sales            (1,361,978.59)    (1,361,978.59)               --    (1,477,603.38)
Interest Income               7,776.19         11,588.91         12,220.54        22,150.82
Transfer Fees                   243.21            918.21          1,015.00         1,540.00
Misc. Income                        --                --         35,041.13        35,041.13
                         -------------     -------------     -------------    -------------

Total Income               (353,959.19)      (349,471.47)        48,576.67      (829,684.93)

EXPENSE

Insurance Expense        $       72.00     $       72.00     $          --    $       56.00
Interest Expense                521.83            726.69                --               --
Accounting Expense            9,575.65         10,955.65          4,330.00        14,682.50
Legal Expense                 7,207.85         20,659.18         20,659.18
Management Fees              24,491.67         31,014.73         10,472.09        26,887.35
Miscellaneous Expense          1258.23           1258.23                --               --
Office Expense                      --                --                --            25.20
Outside Service                 681.40          2,181.40          4,624.24         6,784.24
Printing                      1,322.12          1,672.41          1,172.75         2,425.18
Postage                       1,029.21          1,355.97             38.25         1,441.10
Property Tax                 10,439.55         20,879.10          9,730.57        19,434.04
Telephone Expense                47.82             47.82             22.66            34.84
Trustee Fees                        --            500.00          2,750.00         3,250.00
Utilities                         4.40              4.40            245.00           245.00
                         -------------     -------------     -------------    -------------

Total Expenses               49,443.88         77,876.25         54,044.74        95,924.63
                         -------------     -------------     -------------    -------------

Profit/Loss              $ (403,403.07)    $ (427,347.72)    $   (5,468.07)   $ (925,609.56)
                         =============     =============     =============    =============

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Statement of Cash Flows
for the Six Months' Ending June 30, 2000 and the Year Ended December 31, 1999 Unaudited

                                                               Six                Twelve
                                                           Months Ended        Months Ended
                                                           June 30, 2000     December 31, 1999
                                                           -------------     -----------------
Cash Flows From Operating Activities
  Net Loss                                                  $  (427,348)        $  (991,114)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Changes in current assets and liabilities:
     Increase in accounts receivable                             (7,996)              1,093
     Decrease in accounts payable                               (40,454)               (516)
                                                            -----------         -----------

         Total adjustments                                      (48,450)                577
                                                            -----------         -----------


         Net cash provided by operating activities             (475,798)           (990,537)

Cash Flows From Investing Activities:
  Basis in Land Sold                                          1,139,148           1,410,811
  Land-Related Costs                                            168,753             208,997
                                                            -----------         -----------

         Net cash provided by investing activities            1,307,901           1,619,808

Cash Flows From Financing Activities:
  Distribution                                                       --            (986,931)
                                                            -----------         -----------

Net cash provided by financing activities                            --            (986,931)
                                                            -----------         -----------

Net Increase in Cash and Cash Equivalents                       832,104            (357,660)

  Cash and cash equivalents at beginning of year                321,840             679,500
                                                            -----------         -----------

  Cash and cash equivalents at end of year                  $ 1,153,944         $   321,840
                                                            ===========         ===========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2000


NOTES TO INTERIM FINANCAIL STATEMENTS

NOTE 1: STATEMENT OF INFORMATION FURNISHED (6/30/2000)

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10Q instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six months period ended June 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

     Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Partnership's annual report on Form 10-K.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF PARTNERSHIP

     TPI Land Development III Limited Partnership is a limited partnership formed during 1986 under the laws of the State of Arizona. The Partnership reached impound on May 27, 1986.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DURATION OF PARTNERSHIP

     It has been the intention of the Partnership to acquire property for investment appreciation purposes. The Partnership intends to sell a portion or all of the properties in the future with a view towards liquidation of the Partnership. If not terminated prior to December 31, 2001, the Partnership shall cease to exist at that date.

     OTHER ASSETS

     Syndication costs represent commissions incurred on the sale of limited partnership interests and the costs of preparing the prospectuses. Syndication costs total $31,415.83. Syndication costs are not amortized. Land purchase costs not previously allocated represent commissions, legal expenses, and other expenses incurred during the acquisition of the land. Current unallocated land purchase costs total $636,840. The allocation of land purchase costs to total costs of sale when a parcel is sold is based on the parcel's original contract price as a percentage of total contract prices of all remaining parcels.

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ALLOCATION OF NET PROFITS, LOSSES, AND DISTRIBUTIONS TO PARTNERS

     Net profits/losses (prepared on an accrual basis), and distributions are allocated to the limited and general partners in accordance with their respective capital percentages per the Amendments to Agreement of Limited Partnership of TPI Land Development III Limited Partnership, (paragraph 4.1.a), dated January 1998.

NOTE 3: LAND

     Costs incurred by the Partnership for acquisition and holding of land as of June 30, 2000 are as follows:

     24th St. & Baseline                                  $ 2,030,417
     79th Ave. & Peoria                                       832,592
     Central Ave./Avondale                                    125,472
     Van Buren & Central/ Goodyear                          1,302,320
                                                          -----------
                                                          $ 4,290,801
                                                          ===========

     The property located at 32nd Street and Baseline in Phoenix, AZ was sold May 30, 2000 for $1,000,000.

NOTE 4: PARTNERS' CAPITAL

     Partners' capital contributions received and subscribed as of June 30, 2000 are as follows:

     Limited partners' contribution                       $ 9,939,500
     Return of Capital                                       (989,447)
     Prior years' profit (loss)                            (2,430,180)
     Current year's profit (loss)                            (427,347)
                                                          -----------
     Partners' Capital                                    $ 6,092,526
                                                          ===========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors. The Partnership undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Partnership which attempt to advise interested parties of the factors which affect the Partnership's business, in this report, as well as the Partnership's periodic reports on Forms 10-K and 8-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The total sales of vacant land for the year ended December 31, 1999 were $768,586.50, and for the six month period ending June 30, 2000 were $1,000,000. Cost of sales for those same sales totaled $1,661,705 for the year ended December 31, 1999 and $1,361,978 for the six month period ending June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000 the Partnership had $1,160,860 in cash and money market instruments. The sources of revenue during the operating period were proceeds from the sale of property, interest on the money market account and transfer fees.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP


                                     PART 2
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP



ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On May 12, 2000 the Partnership filed Form 8-K to report that the Final Decree was filed on April 5, 2000, with an effective date of March 31, 2000, in the United States Bankruptcy Court in and for the District of Arizona, Case No. B95-05828-PHX-CGC, Chapter 11.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
By Investor's Recovery Group, LLC, General Partner


By: /s/ Lawrie Porter
    ------------------------------------
    Lawrie Porter, Managing Member


Date: August 11, 2000
     -----------------------------------