Form 10-Q/A
period 2000-06-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2000-11-14
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                               (Amendment No. 1)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000              Commission file number: 33-2121


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] yes [ ] no

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                    FORM 10-Q/A, QUARTER ENDED JUNE 30, 2000

INDEX

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Balance Sheet as of June 30, 2000..............................................3

Statement of Operations for the Quarter Ended June 30, 2000 ...................4

Statement of Cash Flows for the Quarter Ended June 30, 2000 ...................5

Notes to Interim Financial Statements..........................................6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 Management's Discussion and Analysis....................................9

PART II OTHER INFORMATION

Item 1 Legal Proceedings......................................................10

Item 2 Changes in Securities..................................................10

Item 3 Defaults Upon Senior Securities........................................10

Item 4 Submission of Matters to a Vote of Security Holders....................10

Item 5 Other Information......................................................11

Item 6 Exhibits and Reports on Form 8-K.......................................11

Signatures....................................................................12

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Interim Balance Sheet
June 30, 2000
Unaudited

                                            June 30, 2000    December 31, 1999
                                             ----------         ----------
ASSETS
Current Assets

Cash                                         $1,153,944         $  321,840
Accounts Receivable                               6,916              1,435
                                             ----------         ----------

Total Current Assets                          1,160,860            323,275

Investment in Land (Note 3)                   4,734,276          6,235,543
                                             ----------         ----------

TOTAL ASSETS                                 $5,895,136         $6,558,818
                                             ==========         ==========
LIABILITIES

Accounts Payable                             $   27,391         $   67,843
                                             ----------         ----------

Total Liabilities                                27,391             67,843

CAPITAL

Partners' Capital                             5,867,745          6,490,975
                                             ----------         ----------

TOTAL LIABILITIES & CAPITAL                  $5,895,136         $6,558,818
                                             ==========         ==========

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Statement of Operations
for the Three and Six Months' Ending June 30, 2000 and June 30, 1999
Unaudited

                                Three              Six               Three                Six
                            Months Ended       Months Ended       Months Ended       Months Ended
                           June 30, 2000      June 30, 2000      June 30, 1999      June 30, 1999
                           -------------      -------------      -------------      -------------
INCOME
Rental Income               $        --        $        --        $   300.00        $      600.00
Sales Proceeds                       --                 --                --           588,586.50
Cost of Sales                        --                 --                --        (1,477,603.38)
Interest Income                7,776.19          11,588.91         12,220.54            22,150.82
Transfer Fees                    243.21             918.21          1,015.00             1,540.00
Misc. Income                         --                 --         35,041.13            35,041.13
                            -----------        -----------        ----------        -------------

Total Income                   8,019.40          12,507.17         48,576.67          (829,684.93)

EXPENSE
Insurance Expense           $     72.00        $     72.00        $       --        $       56.00
Interest Expense                 521.83             726.69                --                   --
Accounting Expense             9,575.65          10,955.65          4,330.00            14,682.50
Legal Expense                  7,207.85          20,659.18         20,659.18
Management Fees               24,491.67          31,014.73         10,472.09            26,887.35
Miscellaneous Expense                              1258.23           1258.23                   --
Office Expense                       --                 --                --                25.20
Outside Service                  681.40           2,181.40          4,624.24             6,784.24
Printing                       1,322.12           1,672.41          1,172.75             2,425.18
Postage                        1,029.21           1,355.97             38.25             1,441.10
Property Tax                   8,213.88          18,653.43          9,730.57            19,434.04
Telephone Expense                 47.82              47.82             22.66                34.84
Trustee Fees                         --             500.00          2,750.00             3,250.00
Utilities                          4.40               4.40            245.00               245.00
                            -----------        -----------        ----------        -------------

Total Expenses                47,218.21          75,650.58         54,044.74            95,924.63
                            -----------        -----------        ----------        -------------

Profit/Loss                 $(39,198.81)       $(63,143.41)       $(5,468.07)       $ (925,609.56)
                            ===========        ===========        ==========        =============

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Statement of Cash Flows
for the Six Months' Ending June 30, 2000 and the Six Months Ending June 30, 1999 Unaudited

                                                         Six            Six
                                                     Months Ended   Months Ended
                                                    June 30, 2000  June 30, 1999
                                                     -----------    -----------
Cash Flows From Operating Activities
  Net Loss                                           $   (63,143)   $  (925,610)
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Changes in current assets and liabilities:
      Increase in accounts receivable                     (5,482)         2,528
      Decrease in accounts payable                       (40,452)       (16,482)
      Decrease in accrued expenses                       (56,303)            --
                                                     -----------    -----------

        Total adjustments                               (102,237)       (13,954)
                                                     -----------    -----------

        Net cash used in operating activities           (165,380)      (939,564)

  Cash Flows From Investing Activities:
    Basis in Land Sold                                 1,000,000      1,445,530
    Land-Related Costs                                        --             --
                                                     -----------    -----------

        Net cash provided by investing activities      1,000,000      1,445,530

  Cash Flows From Financing Activities:
    Distribution                                          (2,516)            --
                                                     -----------    -----------

Net cash used in financing activities                     (2,516)            --
                                                     -----------    -----------

Increase(Decrease) in Cash and Cash Equivalents          832,104       (505,966)

  Cash and cash equivalents at beginning of year         321,840        679,500
                                                     -----------    -----------

  Cash and cash equivalents at end of year           $ 1,153,944    $ 1,185,471
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

     This Q is being amended to reflect the write down of certain properties in accordance with "Fresh Start" accounting rules due to the Partnership's emergence from bankruptcy on April 5, 2000.

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

     OTHER ASSETS

     Syndication costs represent commissions incurred on the sale of limited partnership interests and the costs of preparing the prospectuses. Syndication costs total $31,415.83, and have been charged to partner's capital. Land purchase costs not previously allocated represent commissions, legal expenses, and other expenses incurred during the acquisition of the land. The allocation of land purchase costs to total costs of sale when a parcel is sold is based on the parcel's original contract price as a percentage of total contract prices of all remaining parcels.

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

NOTE 3: LAND

     Costs incurred by the Partnership for acquisition and holding of land as of June 30, 2000 are as follows:

     24th St. & Baseline                                  $ 2,331,204
     79th Ave. & Peoria                                       955,932
     Central Ave./Avondale                                     75,000
     Van Buren & Central/ Goodyear                          1,372,140
                                                            ---------
                                                          $ 4,734,276
                                                          ===========

     The property located at 32nd Street and Baseline in Phoenix, AZ was sold May 30, 2000 for $1,000,000.

NOTE 4: PARTNERS' CAPITAL

     Partners' capital contributions received and subscribed as of June 30, 2000 are as follows:

     Limited partners' contribution                       $  9,939,500
     Syndication Costs                                         (31,415)
     Return of Capital                                        (989,447)
     Prior Years' Profit (Loss)                             (2,430,180)
     Current Year's Profit (Loss)                              (63,143)
     Reorganization Value of Assets                           (501,267)
     Accrued Losses in Reorganization                          (56,303)
                                                           -----------
     Partners' Capital                                    $  5,867,745
                                                          ============

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

RESULTS OF OPERATIONS

The total sales of vacant land for the year ended December 31, 1999 were $768,586.50, and for the six month period ending June 30, 2000 were $1,000,000. Cost of sales for those same sales totaled $1,661,705 for the year ended December 31, 1999 and $1,361,978 for the six month period ending June 30, 2000. No loss was recognized in the statement of loss for the six month period ending June 30, 2000, because the property was written down by $307,902 to its fair market value of $1,000,000 at the reorganization date, March 31, 2000.

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

PART  2: OTHER INFORMATION

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

On November 14, 2000 the Partnership filed Form 8-K/A to include an audited balance sheet using "Fresh Start" accounting rules. All assets and liabilities were restated to reflect their reorganization values, which approximates fair values at the reorganization date. Additionally, the prior year's deficit was eliminated as a charge to Partner's Capital.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                  June 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
By Investor's Recovery Group, LLC, General Partner


By: /s/ Lawrie Porter
   --------------------------------------------
   Lawrie Porter, Managing Member


Date: November 14, 2000
     -----------------------------------