Form 10-Q
period 2000-09-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2000-11-20
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000, Commission file number: 33-2121

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] YES [ ] NO

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                   FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 2000

INDEX

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Balance Sheet as of September 30, 2000.......................................  3

Statement of Operations for the Quarters Ended September 30, 2000 and 1999...  4

Statement of Cash Flows for the Quarters Ended September 30, 2000 and 1999...  5

Notes to Interim Financial Statements........................................  6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 Management's Discussion and Analysis..................................  8

PART II OTHER INFORMATION

Item 1 Legal Proceedings.....................................................  9

Item 2 Changes in Securities.................................................  9

Item 3 Defaults Upon Senior Securities.......................................  9

Item 4 Submission of Matters to a Vote of Security Holders...................  9

Item 5 Other Information..................................................... 10

Item 6 Exhibits and Reports on Form 8-K...................................... 10

Signatures................................................................... 11

                          PART 1: FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Balance Sheet
September 30, 2000
Unaudited
                                         September 30, 2000   December 31, 1999
                                         ------------------   -----------------
ASSETS
  Current Assets
  Cash                                       $1,160,934          $  321,840
  Accounts Receivable                             2,730               1,435
                                             ----------          ----------

  Total Current Assets                        1,163,664             323,275

  Investment in Land (Note 3)                 4,734,276           6,235,543

  Other Assets                                       --                  --
                                             ----------          ----------

     TOTAL ASSETS                            $5,897,940          $6,558,818
                                             ==========          ==========
LIABILITIES
  Accounts Payable                           $   35,088          $   67,843
                                             ----------          ----------
  Total Liabilities                              35,088              67,843

CAPITAL
  Partners' Capital                           5,862,852           6,490,975
                                             ----------          ----------

     TOTAL LIABILITIES & CAPITAL             $5,897,940          $6,558,818
                                             ==========          ==========

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Statement of Operations
for the Three and Nine Months' Ending September 30, 2000 and September 30, 1999 Unaudited

                           Three               Nine               Three                Nine
                        Months Ended       Months Ended        Months Ended        Months Ended
                    September 30, 2000  September 30, 2000  September 30, 1999  September 30, 1999
                    ------------------  ------------------  ------------------  ------------------
INCOME
  Rental Income        $          --       $          --       $      300.00      $      900.00
  Sales Proceeds                  --                  --          180,000.00         768,586.50
  Cost of Sales                   --                  --         (184,101.99)     (1,661,705.37)
  Interest Income          19,087.01           30,675.92           13,930.35          36,081.17
  Transfer Fees               670.00            1,588.21            1,855.00           3,395.00
  Misc. Income                    --                  --                  --          35,041.13
                       -------------       -------------       -------------      -------------

     Total Income          19,757.01           32,264.13           11,983.36        (817,701.57)

EXPENSE
  Insurance Expense               --               72.00                  --              56.00
  Interest Expense            405.13            1,131.82                  --                 --
  Accounting Expense        5,475.00           16,430.65              835.00          15,517.50
  Legal Expense                   --            7,207.85           10,640.25          31,299.43
  Management Fees          10,000.95           41,015.68           11,733.39          38,620.74
  Office Expense                  --                  --                  --              25.20
  Outside Service                 --            2,181.40              279.80           7,064.04
  Printing                     80.00            1,752.41            2,719.06           5,144.24
  Postage                       2.86            1,358.83            1,655.78           3,096.88
  Property Tax              8,208.68           26,862.11           12,337.26          31,771.30
  Telephone Expense            24.75               72.57                1.72              36.56
  Trustee Fees                    --              500.00              750.00           4,000.00
  Utilities                       --                4.40                  --             245.00
  Guaranteed Payment        2,968.29            4,226.52                  --                 --
                       -------------       -------------       -------------      -------------

     Total Expenses        27,165.66          102,816.24           40,952.26         136,876.89
                       -------------       -------------       -------------      -------------

     Profit/Loss       $   (7,408.65)      $  (70,552.11)      $  (28,968.90)     $ (954,578.46)
                       =============       =============       =============      =============

TPI LAND  DEVELOPMENT  III LIMITED  PARTNERSHIP
Statement of Cash Flows
for the Nine Months' Ending September 30, 2000
Unaudited

                                                        Nine               Nine
                                                    Months Ended       Months Ended
                                                 September 30, 2000  September 30, 1999
                                                 ------------------  ------------------
Cash Flows From Operating Activities
  Net Loss                                           $   (70,552)       $  (954,578)
  Adjustments to reconcile net income to net
   cash used in operating activities:
     Changes in current assets and liabilities:
       Increase in accounts receivable                    (1,296)             2,528
       Decrease in accrued expenses                      (56,303)                --
       Decrease in accounts payable                      (32,755)           (11,205)
                                                     -----------        -----------

         Total adjustments                               (90,354)            (8,677)
                                                     -----------        -----------

         Net cash used in operating activities          (160,906)          (963,255)

  Cash Flows From Investing Activities:
    Basis in Land Sold                                 1,000,000          1,619,809
                                                     -----------        -----------

         Net cash provided by investing activities     1,000,000          1,619,809

  Cash Flows From Financing Activities:
    Returned duplicate payment                                --                 --
    Distribution                                              --                 --
                                                     -----------        -----------

Net cash provided by financing activities                     --                 --
                                                     -----------        -----------

Net Increase in Cash and Cash Equivalents                839,094            656,554
  Cash and cash equivalents at beginning of
    period                                               321,840            679,505
                                                     -----------        -----------

  Cash and cash equivalents at end of period         $ 1,160,934        $ 1,336,059
                                                     ===========        ===========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2000

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1: STATEMENT OF INFORMATION FURNISHED (9/30/2000)

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10Q instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine month periods ended September 30, 2000, and the statement of cash flows for the nine month period ending September 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Partnership's audited balance sheet as of March 31, 2000, the effective date of the partnership's emergence from bankruptcy, as filed on form 8K/A on November 14, 2000

     Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Partnership's audited balance sheet as of March 31, 2000, the effective date of the partnership's emergence from bankruptcy, as filed on form 8K/A on November 14, 2000.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               Septmeber 30, 2000

NOTE 2: LAND

     Costs incurred by the Partnership for acquisition and holding of land as of September 30, 2000 are as follows:

     24th St. & Baseline                                  $ 2,331,204
     79th Ave. & Peoria                                       955,932
     Central Ave./Avondale                                     75,000
     Van Buren & Central/ Goodyear                          1,372,140
                                                          -----------
                                                          $ 4,734,276
                                                          ===========

     The property located at 32nd Street and Baseline in Phoenix, AZ was sold May 30, 2000 for $1,000,000.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2000

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

The total sales of vacant land for the nine months ended September 30, 1999 were $768,586.50, and consisted of the property located at Pecos Rd. and Arizona Ave., Chandler, AZ, the property located at 79th Ave. and Peoria Ave., Peoria, AZ, and an easement located at the northeast corner of Baseline Road and 32nd Street, Phoenix, AZ. The total sales of vacant land for the nine month period ending September 30, 2000 were $1,000,000, and represented the property located at 32nd Street and Baseline Road, Phoenix, AZ. Cost of sales for those same sales totaled $1,661,705 for the nine months ended September 30, 1999 and $1,361,978 for the nine month period ending September 30, 2000. No loss was recognized in the statement of loss for the nine month period ending September 30, 2000, because the property was written down by $307,902 to its fair market value of $1,000,000 at the reorganization date, March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000 the Partnership had $1,160,934 in cash and money market instruments. The sources of revenue during the operating period were proceeds from the sale of property, interest on the money market account and transfer fees.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2000

                           PART 2: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2000

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                               September 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
By Investor's Recovery Group, LLC, General Partner


By:
   --------------------------------------------
   Lawrie Porter, Managing Member


Date: November 14, 2000
      -----------------------------------------