Form 10-K405
period 2000-12-31
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2001-04-17
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2000             Commission file number: 33-2121


                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


           ARIZONA                                               86-0540409
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


2944 N. 44th Street, Suite 200, Phoenix, Arizona                   85018
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

Registrant's revenues for its most recent fiscal year were $1,000,000.

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 2000

                                     PART I

1.  BUSINESS

    TPI Land Development III Limited Partnership (the Partnership) is a limited partnership formed during 1986 under the laws of the State of Arizona for a term of fifteen (15) years, expiring on December 31, 2001. The Partnership reached impound on May 27, 1986. The offering period for TPI Land Development III Limited Partnership ended December 31, 1987, after receiving and accepting $9,939,500 or 19,879 units at $500 each from limited partners.

    The Partnership was formed to acquire property for investment and appreciation purposes. The Partnership is actively and aggressively attempting to sell all of its remaining properties and liquidate the Partnership. The General Partner is currently working to identify and negotiate with potential buyers. If all of the Partnership properties are not sold prior to the dissolution date of December 31, 2001, then the General Partner shall immediately commence to wind up the Partnership affairs and liquidate the assets of the Partnership as promptly as possible.

    The Partnership filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Arizona on July 6, 1995. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. At the time of the filing, the Partnership owned real property in Maricopa County and Pinal County, Arizona, comprised of commercial, industrial, mid-rise office, and multi-family acreage. After the purchase of said real property, both counties suffered significant declines in values of real property for a number of years.

    On May 20, 1997, the Partnership executed Amendment No. 1 to its partnership agreement for the purpose of listing a new general partner, Investors Recovery Group LLC, which was filed with the State of Arizona on June 18, 1997.

    On July 29, 1997, the Partnership filed Chapter 11 Plan of Reorganization for the purpose of classification of creditors and provisions for treatment of claims of creditors. The funds necessary to execute and implement this Plan of Reorganization were derived from the sale of real property owned by the Partnership, and cash in bank. The assets could not be sold without court approval and notice.

    On August 31, 1999, the Partnership filed a First Amended Plan of Reorganization for the purpose of distributing cash held by the Partnership based on each partner's respective ownership interests. The distribution took place immediately upon approval by the court, which was on October 21, 1999. The Partnership deemed abandoned any units of partners that did not negotiate the distribution check by December 31, 1999, which totaled $13,181, or 262 units. Subsequent to December 31, 1999, the Partnership found $4,226, or 84 units, which were reinstated during 2000. The funds necessary to execute and implement the Plan of Reorganization were derived from the sale of real property owned by the Partnership, and an interest bearing cash trust account.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 2000

1.  BUSINESS (CONTINUED)

    On March 30, 2000, a Notice of Consummation of Plan of Reorganization and Application for Final Decree was made. On April 5, 2000, the Partnership emerged from bankruptcy pursuant to a confirmed plan of reorganization. In accordance with Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," once the Partnership emerges from reorganization, the Partnership qualifies for "fresh start" accounting and reporting. All assets and liabilities are restated to reflect their reorganization values, which approximate fair values at the reorganization date. In addition, the amount of prior partners' capital or deficit is eliminated as a charge to partners' capital.

    The reorganization values of the Partnership's properties were determined in consideration of several factors, such as population and demographic data derived from the 1990 U.S. Census data bank, and by reliance on available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Partnership could realize in current market exchange.

    As a result, on March 31, 2000, the Partnership charged partners' capital with $2,452,556, representing accumulated partners' deficit through March 31, 2000, and charged partners' capital with $555,345 representing the restatement of assets at fair market value. See Note 3.

    In 2000, the main sources of revenue for the Partnership were transfer of ownership fees of $2,238.21, and interest of $42,572 earned on money market accounts, and land sales as described in Note 2.

    On December 31, 2000, the Partnership had $229,301 in cash and money market accounts. This cash is to be retained as operating reserves and will be distributed to the partners with the final distribution of the Partnership.

    COMPETITION

    The real estate business is highly competitive and the property has active competition from similar properties in the vicinity. The Registrant is also competing for potential buyers with respect to the ultimate sale of the Property. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

    EMPLOYEES

    The Registrant has no employees. Services are performed for the Registrant by the general partner and the management group retained by them.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 2000


1.  BUSINESS (CONTINUED)

    ASSET MANAGEMENT

    The Partnership has retained as its asset managers Horizon Real Estate Group, Inc. and its affiliate National Portfolio, Inc., in an agreement dated September 1996, to provide broker/manager and accounting services for the Partnership.

    The broker/manager receives the following fees and commissions:

    (1) a monthly asset management fee equal to one twelfth of .75% times the total values of the real property on hand,

    (2) a brokerage services fee equal to five percent (5%) of (a) the selling price of each parcel of the property sold; (b) of the amount of damages actually collected by suit or otherwise if completion of a sale is prevented by the default of the buyer under a purchase and sale agreement; and (c) of the list price of any parcel of property for which the broker/manager has procured a buyer who is ready, willing and able to purchase such parcel at the listed price and upon the listed terms upon Partnership's refusal to sell such parcel,

    (3) a disposition fee of one percent (1%) of the selling price upon the closing of each sale of a portion of the property which occurs while this agreement remains in effect,

    (4) an accounting fee equal to the reasonable hourly charges for the time of its employees spent in performing the accounting services required, not to exceed $10,000 per year. In addition, a tax return preparation fee equal to the reasonable hourly charges for the time of its employees spent in the preparation of the annual income tax returns, not to exceed $7,000 per year, and

    (5) if the broker/manager is required to administer more than one distribution to the partners during a single calendar year, compensation shall be at $35 per hour for its clerical employees. In addition, if any extraordinary professional services are required from the broker/manager beyond the services required by this agreement, compensation shall be at $150 per hour, provided that the broker/manager obtains the Partnership's approval in writing.

    The agreement is dated September 1996 and continues until terminated at any time by written consent of either party.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 2000


2.  PROPERTIES

    No properties were purchased during 2000.

    On May 30, 2000, the Partnership sold the 10.22 acres of property located at Baseline Road and 32nd Street, Phoenix, Arizona, AZ (the Southwest quarter of Section 36, Township 1 North, Range 3 East of the Gila and Salt River Base and Meridian, Maricopa County, Arizona) for $1,000,000. Under the "fresh start" accounting rules, the property was written down in reorganization by $307,902 to its fair market value of $1,000,000, known expenses of $56,303 were accrued at reorganization, and no loss was recognized on the sale of the property for book purposes. Two other properties were written down in reorganization to their fair market values. Property (4) was written down $69,059 to a fair market value of $75,000, and property (5) was written down $124,306 to a fair market value of $1,372,140. Total reorganization restatement of assets was $555,345.

    During 1999, the Partnership sold three parcels of land as follows: (i) easement located at the Northeast corner of Baseline Road and 32nd Street, Phoenix, Arizona, for $35,000, on February 1, 1999, for a net gain of $35,000; (ii) 13 acres located at Pecos Road and Arizona Avenue, Chandler Arizona, on February 3, 1999, for $588,587. Costs of sales were $1,477,603, for a net loss of $889,017; and (iii) 90,000 square feet located at 79th Avenue and Peoria Avenue, Peoria, Arizona, on August 11, 1999, for $180,000. Costs of sales were $184,102, for a net loss of $4,102.

    The remaining parcels of vacant land currently held by the Partnership are
    22.1 acres of commercial real property at Baseline and 24th Street, Phoenix, AZ; 11.3 acres of commercial real property at Peoria and 79th Avenue, Phoenix, AZ; 1.03 acres of commercial real property at Central Avenue and Ludlow, Avondale, AZ; 8.5 acres of commercial real property at Van Buren and Central Avenue, Goodyear, AZ. The properties continue to be actively marketed.


3.  LEGAL PROCEEDINGS

    None.

4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

    None.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 2000

                                     PART II


5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    a. Market Information - There is no established public trading market for the limited partnership units.

    b. Holders - Upon close of the offering on December 31, 1987, the Partnership had received and accepted 19,879 limited partner units.

    c. The Partnership made the following cash distributions to limited partners during 2000 and 1999: $900,120 and $986,931.


6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters,does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors,including those identified herein.

    RESULTS OF OPERATIONS

    The Partnership continues to operate in a loss situation with the net loss for the years ending December 31, 2000 and December 31, 1999 being $99,183 and $991,114. Property sales for the same periods resulted in net losses of ($361, 979) and ($893,119) respectively. The major expenses of the Partnership were management fees of $51,017 in the year 2000 and $48,405 in the year 1999, property taxes of $43,899 in 2000 and $42,211 in 1999, legal and accounting fees of $36,104 in 2000 and $76,801 in 1999. Professional (legal and accounting) fees dropped due to the Partnership's emergence from bankruptcy and the elimination of trustee and attorney fees required to continue operations under Chapter 11.

    LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000 the Partnership had $229,301 in cash and money market instruments. The sources of revenue during the operating period were revenue proceeds from property sales, transfer fees, and interest on the money market account.

7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Registrant's financial statements contained at the end of this Form 10-K.

8.  CHANGES IN OR DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 2000


                                    PART III

9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    THE INFORMATION INCLUDED UNDER THE HEADING "MANAGEMENT" CONTAINED ON PAGES 20 - 21 OF THE PROSPECTUS, AND AMENDMENT NO. 1 TO CERTIFICATE OF TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP AS FILED WITH THE ARIZONA SECRETARY OF STATE ON JUNE 18, 1997 IS INCORPORATED HEREIN BY REFERENCE.

    The Registrant has no officers or directors. The general partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. Horizon Real Estate Group, Inc. and its affiliates manage the partnership under the terms of an agreement dated September 1996.

10. EXECUTIVE COMPENSATION

    None.


11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERES AND MAANAGEMENT

    None.

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                     PART IV

13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements.

        See the Registrant's financial statements contained at the end of this Form 10-K.

    (b) Reports on Form 8-K

        Form 8-K/A filed November 14, 2000 to announce the emergence from bankruptcy and filed an audited balance sheet as of March 31, 2000.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 2000


                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP


Date: April 17, 2001                By: /s/ Lawrie Porter
                                       -----------------------------------------
                                       Lawrie Porter, Managing Member
                                       Investors Recovery Group, LLC


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name                          Title                         Date
--------------                          -----                         ----


/s/ Lawrie Porter               Managing Member,                  April 17, 2001
-------------------------       Investors Recovery Group, LLC
Lawrie Porter

                            TPI LAND DEVELOPMENT III
                               LIMITED PARTNERSHIP

                                PHOENIX, ARIZONA

                                  AUDIT REPORT

                           DECEMBER 31, 2000 AND 1999

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
TPI Land Development III Limited Partnership
An Arizona Limited Partnership
Phoenix, Arizona 85018

We have audited the balance sheet of TPI Land Development III Limited Partnership (the Partnership), as of December 31, 2000 and 1999, and the related statement of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Partnership emerged from bankruptcy on April 5, 2000, (effective March 31, 2000), and the Partnership accounted for the reorganization using fresh-start reporting. Thus, the post-reorganization financial statements are not comparable to the pre-reorganization financial statements. The Partnership is actively and aggressively attempting to sell all of its remaining properties and liquidate the Partnership. The General Partner is currently working to identify and negotiate with potential buyers.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2000 and 1999, the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Clancy and Co., P.L.L.C.

Phoenix, Arizona
April 3, 2001

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                         2000          1999
                                                                      ----------     ----------
                                     ASSETS

Current Assets
  Cash                                                                $  229,301     $  323,275

Land Held for Investment Purposes (Note 3)                             4,734,276      6,235,543
                                                                      ----------     ----------

Total Assets                                                          $4,963,577     $6,558,818
                                                                      ==========     ==========

                               PARTNERS' CAPITAL

Current Liabilities
  Accounts Payable                                                    $   27,250     $   67,843

Commitments and Contingencies (Note 4)

Partners' Capital
  General Partner, Units Outstanding (2000:203, 1999:200)                50,504         68,769
  Limited Partners, Units Outstanding (2000:19,676, 1999:19,679)       4,885,823      6,422,206
                                                                      ----------     ----------
Partners' Capital                                                      4,936,327      6,490,975
                                                                      ----------     ----------

Total Liabilities and Partners' Capital                               $4,963,577     $6,558,818
                                                                      ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                         Year Ended December 31
                                                                          2000            1999
                                                                       ---------        ---------
POST-REORGANIZATION ITEMS (APRIL 1 TO DECEMBER 31):

Revenues
  Interest and Dividend Income                                         $  38,759        $      --
  Other Income                                                             1,563               --
                                                                       ---------        ---------
Total Revenues                                                            40,322               --

Expenses
  Legal and Accounting                                                    29,084               --
  Management Fees (Note 5)                                                44,494               --
  Property Taxes                                                          33,459               --
  General and Administrative                                              10,091               --
                                                                       ---------        ---------
Total Expenses                                                           117,128               --
                                                                       ---------        ---------

Post-reorganization Net Loss                                             (76,806)              --

PRE-REORGANIZATION ITEMS (JANUARY 1 TO MARCH 31):

Revenues
  Interest and Dividend Income                                             3,813           46,101
  Miscellaneous Income                                                       675           14,937
                                                                       ---------        ---------
Total Revenues                                                             4,488           61,038

Expenses
  Legal and Accounting                                                     7,020           76,802
  Management Fees (Note 5)                                                 6,523           48,405
  Property Taxes                                                          10,440           42,211
  General and Administrative                                               2,882           26,615
                                                                       ---------        ---------
Total Expenses                                                            26,865          194,033

Other Expenses
   Loss on Sales of Properties (Note 3)                                       --         (858,119)
                                                                       ---------        ---------

Pre-reorganization Net Loss                                              (22,377)        (991,114)
                                                                       ---------        ---------

Net Loss                                                               $ (99,183)       $(991,114)
                                                                       =========        =========

Net Loss Per Limited Partnership Unit                                  $   (5.04)       $  (50.36)
                                                                       =========        =========
Weighted Average Number of Limited Partnership Units Outstanding          19,679           19,679
                                                                       =========        =========

   The accompanying notes are an integral part of these financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                               Partners'      Accumulated    Total Partners'
                                                                Capital         Deficit          Capital
                                                              -----------     -----------      -----------
Balance, December 31, 1997                                    $ 9,908,085     $(1,095,586)     $ 8,812,499
  Net Loss                                                       (343,479)       (343,479)
                                                              -----------     -----------      -----------

Balance, December 31, 1998                                      9,908,085      (1,439,065)       8,469,020
  Partner Distributions                                          (986,931)       (986,931)
  Net Loss                                                       (991,114)       (991,114)
                                                              -----------     -----------      -----------

Balance, December 31, 1999                                      8,921,154      (2,430,179)       6,490,975
  Pre-reorganization Net Loss, January 1 to March 31, 2000        (22,377)        (22,377)
  Fresh-start Accounting - Restatement of Assets                 (555,345)       (555,345)
  Fresh-start Accounting - Elimination of Partners' Deficit    (2,452,556)      2,452,556                0
                                                              -----------     -----------      -----------

Reorganization Values, March 31, 2000 (Note 1)                  5,913,253               0        5,913,253
  Partner Distributions                                          (900,120)       (900,120)
  Post-reorganization Net Loss, April 1 to December 31,2000       (76,806)        (76,806)
                                                              -----------     -----------      -----------

Balance, December 31, 2000                                    $ 5,013,133     $   (76,806)     $ 4,936,327
                                                              ===========     ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                  Year Ended December 31
                                                                                  2000             1999
                                                                              -----------      -----------
Cash Flows From Operating Activities
  Post-reorganization Net Loss, April 1 to December 31, 2000                  $   (76,806)     $         0
  (Increase) Decrease in Land Held For Investment Purposes                      1,000,000                0
  Increase (Decrease) in Accounts Payable                                         (78,596)               0
                                                                              -----------      -----------
  Cash Flows Provided By Operating Activities Before Reorganization Items         844,598                0
  Pre-reorganization Net Loss, January 1 to March 31, 2000                        (22,377)        (991,114)
  Adjustments to Reconcile Net Loss to Net Cash Provided By
   Operating Activities:
    (Increase) Decrease in Refundable Property Taxes                                    0            2,528
    (Increase) Decrease in Land Held For Investment Purposes                            0        1,619,809
    Increase (Decrease) in Accounts Payable Not Subject to Compromise             (16,075)             514
    Increase (Decrease) in Accounts Payable Subject to Compromise                       0           (1,036)
                                                                              -----------      -----------
  Cash Flows Provided By Reorganization Items                                           0        1,621,815
                                                                              -----------      -----------
Net Cash Flows Provided By Operating Activities                                   806,146          630,701

Cash Flows From Investing Activities                                                   --               --

Cash Flows From Financing Activities
  Distributions to Partners                                                      (900,120)        (986,931)
                                                                              -----------      -----------
Net Cash Used In Financing Activities                                            (900,120)        (986,931)
                                                                              -----------      -----------

Decrease in Cash and Cash Equivalents                                             (93,974)        (356,230)
Cash and Cash Equivalents, Beginning of Year                                      323,275          679,505
                                                                              -----------      -----------
Cash and Cash Equivalents, End of Year                                        $   229,301      $   323,275
                                                                              ===========      ===========

Supplemental Information:
  Cash paid for:
    Interest                                                                  $         0      $         0
                                                                              ===========      ===========
    Income taxes                                                              $         0                0
                                                                              ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1 - ORGANIZATION

         TPI Land Development III Limited Partnership (the Partnership) is a limited partnership formed during 1986 under the laws of the State of Arizona for a term of fifteen (15) years, expiring on December 31, 2001. The offering period for the Partnership ended December 31, 1987, after receiving and accepting $9,939,500, or 19,879 units at $500 each.

         The Partnership was formed to acquire property for investment and appreciation purposes. The Partnership is actively and aggressively attempting to sell all of its remaining properties and liquidate the Partnership. The General Partner is currently working to identify and negotiate with potential buyers. If all of the Partnership properties are not sold prior the dissolution date of December 31, 2001, then the General Partner shall immediately commence to wind up the Partnership Affairs and liquidate the assets of the Partnership as promptly as possible.

         The Partnership filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Arizona on July 6, 1995. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. At the time of the filing, the Partnership owned real property in Maricopa County and Pinal County, Arizona, comprised of commercial, industrial, mid-rise office, and multi-family acreage. After the purchase of said real property, both counties suffered significant declines in values of real property for a number of years.

         On July 29, 1997, the Partnership filed Chapter 11 Plan of Reorganization for the purpose of classification of creditors and provisions for treatment of claims of creditors. The funds necessary to execute and implement this Plan of Reorganization were derived from the sale of real property owned by the Partnership, and cash in bank. The assets could not be sold without court approval and notice.

         On August 31, 1999, the Partnership filed a First Amended Plan of Reorganization for the purpose of distributing cash held by the Partnership based on each partner's respective ownership interests. The distribution took place immediately upon approval by the court, which was on October 21, 1999. The Partnership deemed abandoned any units of partners that did not negotiate the distribution check by December 31, 1999, which totaled $13,181, or 262 units. Subsequent to December 31, 1999, the Partnership found $4,226, or 84 units, which were reinstated during 2000. The funds necessary to execute and implement the Plan of Reorganization were derived from the sale of real property owned by the Partnership, and an interest bearing cash trust account.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 1999 (CONTINUED)


NOTE 1 - ORGANIZATION (CONTINUED)

         On March 30, 2000, a Notice of Consummation of Plan of Reorganization and Application for Final Decree was made. On April 5, 2000, the Partnership emerged from bankruptcy pursuant to a confirmed plan of reorganization. In accordance with Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," once the Partnership emerges from reorganization, the Partnership qualifies for "fresh start" accounting and reporting. All assets and liabilities are restated to reflect their reorganization values, which approximates fair values at the reorganization date. In addition, the amount of prior partners' capital or deficit is eliminated as a charge to partners' capital.

         The reorganization values of the Partnership's properties were determined in consideration of several factors, such as population and demographic data derived from the 1990 U.S. Census data bank, and by reliance on available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Partnership could realize in current market exchange.

         As a result, on March 31, 2000, the Partnership charged partners' capital with $2,452,556, representing accumulated partners deficit through March 31, 2000, and charged partners' capital with $555,345 representing the restatement of assets at fair market value. See
         Note 3.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         METHOD OF ACCOUNTING

         The Partnership's financial statements are prepared using the accrual method of accounting. The Partnership's intent to sell all of the remaining properties and liquidate the Partnership will not impact the accounting treatment applied by the Partnership in its financial statements prepared in accordance with generally accepted accounting principles as the liquidation proceeds and the timing thereof are not currently estimable. When the timing of the last cash receipt from the sale of the last property is reasonably determinable, the Partnership will adopt liquidation basis accounting in that quarter, or on December 31, 2001, the dissolution date of the Partnership, whichever comes earlier. At that time, all assets and liabilities will be adjusted to their settlement amounts and an amount to be distributed to the remaining limited partners upon liquidation will be estimated.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 1999 (CONTINUED)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CASH AND CASH EQUIVALENTS

         The Partnership considers all highly liquid debt instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

         CONCENTRATION OF CREDIT RISK

         The Partnership maintains cash balances in excess of $100,000 at a local bank. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000.

         RISKS AND UNCERTAINTIES

         The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

         REVENUE RECOGNITION

         The Partnership accounts for sales of land held for investment purposes under the accrual method when certain criteria are met, and profit is recorded when a sale has been consummated.

         SYNDICATION COSTS

         Syndication costs totaling $31,415 represent commissions incurred on the sale of the limited partnership interest and the costs of preparing the prospectuses, and have been charged against partners' capital. These costs are not deductible for income tax purposes, and upon partnership dissolution, will be allocated proportionately against the remaining partnership interests.

         LAND HELD FOR INVESTMENT PURPOSES AND RELATED COSTS

         Real estate is stated at the lower of cost or estimated fair value less costs to sell and is adjusted for impairment of value. Estimated fair value is based upon independent appraisals or prevailing market rates for comparable properties. Appraisals are estimates of fair value based upon assumptions about the property and the market in which it is located. Land-related costs are capitalized as a cost of real estate.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 1999 (CONTINUED)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Land-related costs not previously allocated to specifically identifiable properties represent commissions, legal expenses, and other expenses incurred during the acquisition of the land. These costs are allocated when a parcel is sold based on the parcel's original contract price as a percentage of total contract prices of all remaining parcels and are included in cost of sales.

         In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

         USE OF ESTIMATES

         Estimates, primarily of the amounts that will be realized from selling existing real estate, are required in preparing financial statements in accordance with generally accepted accounting principles because of normal business uncertainties. Because of the uncertainties inherent in those estimates, it is at least reasonably possible that the estimate will change in the near term. No estimate can be made of the range of additional loss that is reasonably possible. Actual results may differ from these estimates.

         INCOME TAXES

         The Partnership is a limited partnership. As such, all taxable income or losses and available income tax credits are passed from the partnership to the individual partners. It is the responsibility of the individual partners to report the taxable income or losses and tax credits, and to pay any resulting income taxes. Consequently, there is no provision for income taxes included in these financial statements. Net income (loss) and partners' equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including syndication cost and provisions for impairment of investments in real estate.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 1999 (CONTINUED)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Partnership is required to file Internal Revenue Service Form 1065, U.S. PARTNERSHIP RETURN OF Income, and to provide its partners with Schedule K-1, PARTNERS' SHARE OF INCOME, CREDITS, DEDUCTIONS, ETC. Partners' share of income and loss is allocated to those partners' in proportion to each partner's share of the basis in the Partnership, calculated after special allocations of expenses have been made. If any partner is not a partner for an entire fiscal year or if his capital percentage changed during the year, the share of net profits, net losses, distributions, credits and deductions of the Partnership allocable to such partner is determined consistent with the portion of the year during which he was a partner and by taking into account his varying capital percentages. Any assignment or sale of units is recognized by the Partnership not later than the last day of the calendar quarter following receipt of written notice of such assignment or sale accompanied by copies of all operative documents effecting such assignment or sale.

         All distributions of cash available for distribution, until dissolution of the Partnership, shall be allocated to the limited partners on a pro rata basis in accordance with their respective ownership interests.

         PRESENTATION

         Certain items appearing in the financial statements have been reclassified to conform to the current year presentation.

         PENDING ACCOUNTING PRONOUNCEMENTS

         It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Partnership.

NOTE 3 - LAND HELD FOR INVESTMENT PURPOSES

         Land Held For Investment Purposes represents costs incurred by the Partnership for the acquisition and holding of land. The following is a summary of real properties:

         (1) 22.1 acres of commercial real property at Baseline and 24th Street, Phoenix, AZ

         (2) 11.3 acres of commercial real property at Peoria and 79th Avenue, Peoria, AZ

         (3) 10.22 acres of commercial real property at Baseline Road and 32nd Street, Phoenix, AZ

         (4) 1.03 acres of commercial real property at Central Avenue and Ludlow, Avondale, AZ

         (5) 8.5 acres of commercial real property at Van Buren and Central Avenue, Goodyear, AZ

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 1999 (CONTINUED)


NOTE 3 - LAND HELD FOR INVESTMENT PURPOSES (CONTINUED)

                            December 31, 2000                         December 31, 1999
                --------------------------------------     --------------------------------------
                  Cost or       Land-                        Cost or       Land-
                   Basis       Related        Total           Basis       Related        Total
                ----------     --------     ----------     ----------     --------     ----------
         (1)    $2,030,417     $300,787     $2,331,204     $2,030,417     $300,787     $2,331,204
         (2)       832,592      123,340        955,932        832,592      123,340        955,932

         (3)             0            0              0      1,139,148      168,754      1,307,902
         (4)        65,323        9,677         75,000        125,472       18,587        144,059
         (5)     1,194,140      178,000      1,372,140      1,302,320      194,126      1,496,446
                ----------     --------     ----------     ----------     --------     ----------

                $4,122,472     $611,804     $4,734,276     $5,429,949     $805,594     $6,235,543
                ==========     ========     ==========     ==========     ========     ==========

         On May 30, 2000, the Partnership sold the 10.22 acres of property located at Baseline Road and 32nd Street, Phoenix, Arizona, for $1,000,000. Under the "fresh start" accounting rules, the property was written down in reorganization by $307,902 to its fair market value of $1,000,000, known expenses of $56,303 were accrued at reorganization, and no loss was recognized on the sale of the property for book purposes. Two other properties were written down in reorganization to their fair market values. Property (4) was written down $69,059 to a fair market value of $75,000, and property (5) was written down $124,306 to a fair market value of $1,372,140. Total reorganization restatement of assets was $555,345.

         During 1999, the Partnership sold three parcels of land as follows: (i) easement located at the Northeast corner of Baseline Road and 32nd Street, Phoenix, Arizona, for $35,000, on February 1, 1999, for a net gain of $35,000; (ii) 13 acres located at Pecos Road and Arizona Avenue, Chandler Arizona, on February 3, 1999, for $588,587. Costs of sales were $1,477,603, for a net loss of $889,017; and (iii) 90,000 square feet located at 79th Avenue and Peoria Avenue, Peoria, Arizona, on August 11, 1999, for $180,000. Costs of sales were $184,102, for a net loss of $4,102.

NOTE 4 - COMMITMENTS

         MANAGEMENT FEES. The general partner, Investors Recovery Group L.L.C., has entered into an agreement with Horizon Real Estate Group, dated September 1996, to provide broker/manager and accounting services for the Partnership. The broker/manager receives the following fees and commissions:

         (1) a monthly asset management fee equal to one twelfth of .75% times the total values of the real property on hand,

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 1999 (CONTINUED)


NOTE 4 - COMMITMENTS (CONTINUED)

         (2) a brokerage services fee equal to five percent (5%) of (a) the selling price of each parcel of the property sold; (b) of the amount of damages actually collected by suit or otherwise if completion of a sale is prevented by the default of the buyer under a purchase and sale agreement; and (c) of the list price of any parcel of property for which the broker/manager has procured a buyer who is ready, willing and able to purchase such parcel at the listed price and upon the listed terms upon Partnership's refusal to sell such parcel,

         (3) a disposition fee of one percent (1%) of the selling price upon the closing of each sale of a portion of the property which occurs while this agreement remains in effect,

         (4) an accounting fee equal to the reasonable hourly charges for the time of its employees spent in performing the accounting services required, not to exceed $10,000 per year. In addition, a tax return preparation fee equal to the reasonable hourly charges for the time of its employees spent in the preparation of the annual income tax returns, not to exceed $7,000 per year, and

         (5) if the broker/manager is required to administer more than one distribution to the partners during a single calendar year, compensation shall be at $35 per hour for its clerical employees. In addition, if any extraordinary professional services are required from the broker/manager beyond the services required by this agreement, compensation shall be at $150 per hour, provided that the broker/manager obtains the Partnership's approval in writing.

         The agreement is dated September 1996 and continues until terminated at any time by written consent of either party.

NOTE 5 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

         The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                                                          2000           1999
                                                        --------       --------
         Net Loss - Financial Statement Purposes        $ 99,183       $991,114
         Restated Property Sold - Loss Charged to
          Partners' Capital                              361,980             --
                                                        --------       --------

         Net Loss - Income Tax Purposes                 $461,163       $991,114
                                                        ========       ========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 1999 (CONTINUED)


NOTE 5 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING (CONTINUED)

         Future differences in accounting for income taxes and financial statement purposes will result from the reorganization write down of $193,365 charged to partners' capital at the reorganization date for financial statement purposes, which will be realized for tax purposes upon the sales of the respective properties, and syndication costs of $31,415 which will be allocated proportionately against the remaining partnership interests upon partnership dissolution.

         The following is a reconciliation of partners' capital for financial reporting purposes to partners' capital for federal income tax purposes as of December 31:

                                                                       2000           1999
                                                                    ----------     ----------
            Partners' Capital - Financial Statement Purposes        $4,936,327     $6,490,975
            Reorganization Restatement of Assets                       193,365             --
            Syndication Costs                                           31,415         31,415
                                                                    ----------     ----------

            Partners' Capital - Income Tax Purposes                 $5,161,107     $6,522,390
                                                                    ==========     ==========

NOTE 6 - SUBSEQUENT EVENT

         On March 6, 2001, the Partnership filed a "Second Amended and Completely Restated Certificate of Limited Partnership" to extend the Partnership period past the dissolution date of December 31, 2001 if all of the properties are not sold. Thereupon, the General Partner will immediately commence to wind up the Partnership affairs and liquidate the assets of the Partnership as promptly as possible.