Form 10-Q
period 2001-03-31
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2001-05-10
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001, Commission file number: 33-2121


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] yes [ ] no

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                     FORM 10-Q, QUARTER ENDED MARCH 31, 2001

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Balance Sheet as of March 31, 2001............................................ 3

Statement of Operations for the Quarters Ended March 31, 2001 and 2000........ 4

Statement of Cash Flows for the Quarters Ended March 31, 2001 and 2000........ 5

Notes to Interim Financial Statements......................................... 6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 Management's Discussion and Analysis................................... 7

PART II OTHER INFORMATION

Item 1 Legal Proceedings...................................................... 8

Item 2 Changes in Securities.................................................. 8

Item 3 Defaults Upon Senior Securities........................................ 8

Item 4 Submission of Matters to a Vote of Security Holders.................... 8

Item 5 Other Information...................................................... 8

Signatures.................................................................... 9

                          PART 1: FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Balance Sheet
As of March 31, 2001
Unaudited

                                               March 31, 2001  December 31, 2000
                                               --------------  -----------------
ASSETS
  Current Assets
  Cash                                           $  216,859       $  229,301
                                                 ----------       ----------
  Total Current Assets                              216,859          229,301

  Land Held for Investment Purposes (Note 2)      4,734,276        4,734,276
                                                 ----------       ----------

       TOTAL ASSETS                              $4,951,135       $4,963,577
                                                 ==========       ==========
LIABILITIES
  Accounts Payable                               $   48,944       $   27,250
                                                 ----------       ----------

       Total Liabilities                             48,944           27,250
                                                 ==========       ==========
CAPITAL
  Partners' Capital                               4,902,191        4,936,327
                                                 ----------       ----------

TOTAL LIABILITIES & CAPITAL                      $4,951,135       $4,963,577
                                                 ==========       ==========

The accompanying notes are an integral part of these financials.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
STATEMENT OF OPERATIONS
for the Three Months Ending March 31, 2001 and 2000
Unaudited

                                                                Three            Three
                                                             Months Ended     Months Ended
                                                            March 31, 2001   March 31, 2000
                                                            --------------   --------------
Post-reorganization Items (April to December 31, 2000)
Revenues
  Interest Income and Dividend Income                         $  2,552          $     --
  Transfer Fees                                                    455                --
                                                              --------          --------
       Total Revenues
                                                                 3,007                --
Expenses
     Accounting Expense                                          9,910                --
     Legal Expense                                               1,279                --
     Management Fees                                             9,764                --
     Property Tax                                               11,537                --
     General and Administrative                                  4,653                --
                                                              --------          --------

     Total Expenses                                             37,143                --
                                                              --------          --------

Post-reorganization Net Loss                                   (34,136)               --

Pre-reorganization Items (January 1 to March 31, 2000)
Revenues

  Interest and Dividend Income                                      --             3,813
  Miscellaneous Income                                              --               675
                                                              --------          --------
Total Revenues                                                      --             4,488

Expenses
     Legal and Accounting                                           --             7,020
     Management Fees                                                --             6,523
     Property Taxes                                                 --            10,440
     General and Administrative                                     --             2,882
                                                              --------          --------
Total Expenses                                                      --            26,865

Pre-reorganization Net Loss                                         --           (22,377)
                                                              --------          --------

Net Loss                                                      $(34,136)         $(22,377)
                                                              ========          ========

Net Loss Per Limited Partnership Unit                         $  (1.73)         $  (1.14)
Weighted Average Number of Limited
  Partnership Units Outstanding                                 19,676            19,679

The accompanying notes are an integral part of these financials.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Statement of Cash Flows
for the Three Months' Ending March 31, 2001 and 2000
Unaudited

                                                      Three            Three
                                                   Months Ended     Months Ended
                                                 March 31, 2001   March 31, 2000
                                                 --------------   --------------
Cash Flows From Operating Activities

  Net Loss                                         $ (34,136)       $ (22,377)

  Adjustments to Reconcile Net Loss to
    Net Cash Provided By Operating Activities

  (Increase) Decrease in Accounts Payable             21,694          (16,075)
                                                   ---------        ---------

   Net Cash Flows Used In Operating Activities       (12,442)         (38,452)


Cash Flows From Investing Activities                      --               --


Cash Flows From Financing Activities                      --               --


Decrease in Cash and Cash Equivalents                (12,442)         (38,452)

  Cash and Cash Equivalents, Beginning of Year       229,301          323,275
                                                   ---------        ---------

  Cash and Cash Equivalents, End of Year           $ 216,859        $ 284,823
                                                   =========        =========

The accompanying notes are an integral part of these financials.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2001

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1: STATEMENT OF INFORMATION FURNISHED (3/31/2001)

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001, the results of operations, and of cash flows for the three month period ending March 31, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Partnership's 2000 annual report on Form 10K. The effective date of the Partnership's emergence from bankruptcy was March 31, 2000, as filed on form 8K/A on November 14, 2000.

     Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Partnership's 2000 annual report on Form 10K.

NOTE 2: LAND

     Costs incurred by the Partnership for acquisition and holding of land as of March 31, 2001 are as follows:

     24th St. & Baseline                                  $ 2,331,204
     79th Ave. & Peoria                                       955,932
     Central Ave./Avondale                                     75,000
     Van Buren & Central/ Goodyear                          1,372,140
                                                          -----------
                                                          $ 4,734,276
                                                          ===========

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2001

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

There were no sales of vacant land for the three months ended March 31, 2000 and 2001. The Partnership emerged from bankruptcy on March 31, 2000 and at that time the Partnership applied the `fresh start' accounting rules. The properties were written down by $501,267 to their estimated fair market values, and known losses of $56,303 were accrued and charged to partners' capital so that no losses are recognized on property sales subsequent to the reorganization date. For tax purposes losses from property sales will be realized upon the sales of the respective properties.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001 the Partnership had $216,859 in cash and money market instruments. The sources of revenue during the operating period were proceeds from the interest on the money market account and administrative transfer fees.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2001

PART 2: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                 March 31, 2001

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


Date: April 30, 2001
      ------------------------------------------