Form 10-Q
period 2001-06-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2001-08-14
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                     FORM 10-Q, QUARTER ENDED JUNE 30, 2001

                                     INDEX

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheet as of June 30, 2001 ..........................................   3

Statement of Operations for the Quarters Ended June 30, 2001 and 2000 ......   4

Statement of Cash Flows for the Quarters Ended June 30, 2001 and 2000.......   5

Notes to Interim Financial Statements.......................................   6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2. Management's Discussion and Analysis................................   7

PART II OTHER INFORMATION

Item 1. Legal Proceedings...................................................   8

Item 2. Changes in Securities...............................................   8

Item 3. Defaults Upon Senior Securities.....................................   8

Item 4. Submission of Matters to a Vote of Security Holders.................   8

Item 5. Other Information...................................................   8

Signatures..................................................................   9

ITEM 1.  FINANCIAL STATEMENTS

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                             INTERIM BALANCE SHEETS
                                 JUNE 30, 2001


                                             (Unaudited)          (Audited)
                                            June 30, 2001     December 31, 2000
                                            -------------     -----------------
ASSETS
  Current Assets
   Cash                                       $  169,555          $  229,301

  Investment in Land (Note 3)                  4,734,276           4,734,276
                                              ----------          ----------

     TOTAL ASSETS                             $4,903,831          $4,963,577
                                              ==========          ==========

LIABILITIES
  Accounts Payable                            $   35,936          $   27,250
                                              ----------          ----------

     Total Liabilities                            35,936              27,250

PARTNERS' CAPITAL
  General Partners' Capital                       49,710              50,504
  Limited Partners' Capital                    4,818,185           4,885,823
                                              ----------          ----------
     Total Capital                             4,867,895           4,936,327
                                              ----------          ----------

TOTAL LIABILITIES & PARTNERS' CAPITAL         $4,903,831          $4,963,577
                                              ==========          ==========

The accompanying notes are an integral part of these financials.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS' ENDING
                        JUNE 30, 2001 AND JUNE 30, 2000
                                    UNAUDITED

                                             Three           Six             Three           Six
                                         Months Ended    Months Ended    Months Ended    Months Ended
                                         June 30, 2001   June 30, 2001   June 30, 2000   June 30, 2000
                                         -------------   -------------   -------------   -------------
INCOME
  Interest and Other Income                   2,619           5,626           8,019          12,507

EXPENSE
  General and Administrative                 36,465          74,058          51,012          77,876
                                           --------        --------        --------        --------

NET LOSS                                   $(33,846)       $(68,432)       $(42,993)       $(65,369)
                                           ========        ========        ========        ========

Net Loss Per Partnership Unit              $  (1.70)       $  (3.44)       $  (2.16)       $  (3.29)

Weighted Average Number of Limited
Partnerhsip Units Outstanding                19,676          19,676          19,679          19,679

Weighted Average Number of General
Partnerhsip Units Outstanding                   203             203             200             200

The accompanying notes are an integral part of these financials.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS' ENDING JUNE 30, 2001
                                    UNAUDITED

                                                                     Six              Six
                                                                Months Ended     Months Ended
                                                                June 30, 2001    June 30, 2000
                                                                -------------    -------------
Cash Flows From Operating Activities
Net Loss                                                         $   (68,432)     $   (65,369)
Adjustments to reconcile net loss to net cash provided by
 used in operating activities:
 Changes in current assets and liabilities:
   (Increase) in accounts receivable                                      --           (5,482)
   (Increase) Decrease in Land Held for Investment                                  1,000,000
   Increase/Decrease in accounts payable                               8,686          (40,452)
   Decrease in accrued expenses                                           --          (54,077)
                                                                 -----------      -----------
         Total adjustments                                             8,686          899,989
                                                                 -----------      -----------
Net cash provided by (used in) operating activities                  (59,746)         834,620

Cash Flows From Investing Activities                                      --               --

Cash Flows From Financing Activities:                                     --           (2,516)
                                                                 -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents                 (59,746)         832,104

  Cash and cash equivalents at beginning of year                     229,301          321,840
                                                                 -----------      -----------

  Cash and cash equivalents at end of year                       $   169,555      $ 1,153,944
                                                                 ===========      ===========

The accompanying notes are an integral part of these financials.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 1: STATEMENT OF INFORMATION FURNISHED (6/30/2001)

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001, the results of operations, and of cash flows for the three and six month periods ending June 30, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Partnership's 2000 annual report on Form 10K. The effective date of the partnership's emergence from bankruptcy was March 31, 2000, as filed on form 8K/A on November 14, 2000.

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

NOTE 2: LAND

Costs incurred by the Partnership for acquisition and holding of land as of June 30, 2001 are as follows:

      24th St. & Baseline                     $2,331,204
      79th Ave. & Peoria                         955,932
      Central Ave./Avondale                       75,000
      Van Buren & Central/ Goodyear            1,372,140
                                              ----------
                                              $4,734,276
                                              ==========

NOTE 3: COMPUTATION OF PARTNERSHIP LOSS PER UNIT

Partnership loss per unit is based on the weighted average number of partnership units outstanding during period of the financials. The numerator represents the net loss for the period and the denominator represents the weighted average number of partnership units outstanding.

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

There were no sales of vacant land for the six months ended June 30, 2001. The Partnership emerged from bankruptcy on March 31, 2000 and at that time the Partnership applied the `fresh start' accounting rules. The properties were written down by $501,267 to their estimated fair market values, and known losses of $56,303 were accrued and charged to partners' capital so that no losses were recognized on property sales subsequent to the reorganization date. For tax purposes, losses from property sales are realized upon the sales of the respective properties.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001 the Partnership had $169,555 in cash and money market instruments. The sources of revenue during the operating period were proceeds from the interest on the money market account and administrative transfer fees.

PLAN OF OPERATION

The Partnership is actively and aggressively attempting to sell all of its remaining properties and liquidate the Partnership. The General Partner is currently working to identify and negotiate with potential buyers. If all of the Partnership assets are not sold prior to the dissolution date of December 31, 2001, then the General Partner shall immediately commence to wind up the Partnership affairs and liquidate the assets of the Partnership as promptly as possible.

                           PART II: OTHER INFORMATION


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

                              TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP


                              By Investor's Recovery Group, LLC, General Partner


Date: August 2, 2001          By: /s/ Lawrie Porter
                                  ----------------------------------------------
                                  Lawrie Porter, Managing Member