Form 10-Q
period 2001-09-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2001-11-06
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

                        Commission file number: 33-2121


                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


             ARIZONA                                              86-0540409
  (State or other jurisdiction                                  (IRS Employer
of incorporation ororganization)                             Identification No.)


2944 N. 44th Street, Suite 200, Phoenix, Arizona                    85018
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                   FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 2001

                                     INDEX

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheet as of September 30, 2001 ....................................    3

Statement of Operations for the Quarters Ended September 30, 2001
  and 2000 ................................................................    4

Statement of Cash Flows for the Quarters Ended September 30, 2001
  and 2000 ................................................................    5

Notes to Interim Financial Statements .....................................    6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 2. Management's Discussion and Analysis ..............................    7

PART II OTHER INFORMATION

Item 1. Legal Proceedings..................................................    9

Item 2. Changes in Securities..............................................    9

Item 3. Defaults Upon Senior Securities....................................    9

Item 4. Submission of Matters to a Vote of Security Holders................    9

Item 5. Other Information..................................................    9

Item 6. Exhibits and Reports on Form 8-K...................................    9

Signatures.................................................................   10

ITEM 1.  FINANCIAL STATEMENTS

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                 BALANCE SHEET
                               SEPTEMBER 30, 2001

                                             (Unaudited)           (Audited)
                                         September 30, 2001    December 31, 2000
                                         ------------------    -----------------
ASSETS
  Current Assets
    Cash                                      $  155,109           $  229,301

  Investment in Land (Note 3)                  4,734,276            4,734,276
                                              ----------           ----------

      Total Assets                            $4,889,385           $4,963,577
                                              ==========           ==========

LIABILITIES
  Accounts Payable                            $   46,047           $   27,250
                                              ----------           ----------

      Total Liabilities                           46,047               27,250

CAPITAL
  General Partners' Capital                       49,553               50,504
  Limited Partners' Capital                    4,793,785            4,885,823
                                              ----------           ----------
      Total Capital                            4,843,338            4,936,327
                                              ----------           ----------

TOTAL LIABILITIES & CAPITAL                   $4,889,385           $4,963,577
                                              ==========           ==========

The accompanying notes are an integral part of these financials.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                             STATEMENT OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS' ENDING
                   SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                    UNAUDITED

                                       Three                Nine                Three                 Nine
                                   Months Ended         Months Ended         Months Ended         Months Ended
                                September 30, 2001   September 30, 2001   September 30, 2000   September 30, 2000
                                ------------------   ------------------   ------------------   ------------------
INCOME
Interest and Other Income            $   1,633           $   7,259             $  19,757            $  32,264

EXPENSE
General and Administrative              26,190             100,248                27,166              102,816
                                     ---------           ---------             ---------            ---------

Net Loss                             $ (24,557)          $ (92,989)            $  (7,409)           $ (70,552)
                                     =========           =========             =========            =========

Net Loss Per partnership Unit        $   (1.24)          $   (4.68)            $   (0.37)           $   (3.55)

Weighted Average Number of
Limited Partnership Units
Outstanding                             19,676              19,676                19,679               19,679

Weighted Average Number of
General Partnership Units
Outstanding                                203                 203                   200                  200

The accompanying notes are an integral part of these financials.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                            Statement of Cash Flows
                 For the Nine Months' Ending September 30, 2001
                                   Unaudited

                                                               Nine                  Nine
                                                           Months Ended          Months Ended
                                                        September 30, 2001    September 30, 2000
                                                        ------------------    ------------------
Cash Flows From Operating Activities
Net Loss                                                   $   (92,989)          $   (70,552)
Adjustments to reconcile net income to net cash
  used in operating activities:
  Changes in current assets and liabilities:
    Increase(Decrease) in accounts receivable                       --                (1,296)

    Increase(Decrease) in Land Held for Investment                  00             1,000,000
    Decrease in accrued expenses                                    --               (56,303)
    Increase(Decrease) in accounts payable                      18,797               (32,755)
                                                           -----------           -----------
      Total adjustments                                         18,797               909,646
                                                           -----------           -----------
Net cash provided by (used in) operating activities            (74,192)             (980,198)

Cash Flows From Investing Activities                                --                    --

Cash Flows From Financing Activities                                --                    --
                                                           -----------           -----------

Net Increase in Cash and Cash Equivalents                      (74,192)              839,094

  Cash and cash equivalents at beginning of period             229,301               321,840
                                                           -----------           -----------

  Cash and cash equivalents at end of period               $   155,109           $ 1,160,934
                                                           ===========           ===========

The accompanying notes are an integral part of these financials.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2001

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1: STATEMENT OF INFORMATION FURNISHED (9/30/2001)

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, the results of operations, and of cash flows for the three and nine month periods ending September 30, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Partnership's 2000 annual report on Form 10K. The effective date of the partnership's emergence from bankruptcy was March 31, 2000, as filed on form 8K/A on November 14, 2000.

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

NOTE 2: LAND

     Costs incurred by the Partnership for acquisition and holding of land as of September 30, 2001 are as follows:

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

RESULTS OF OPERATIONS

There were no sales of vacant land for the nine months ended September 30, 2001. The Partnership emerged from bankruptcy on March 31, 2000 and at that time the Partnership applied the `fresh start' accounting rules. The properties were written down by $501,267 to their estimated fair market values, and known losses of $56,303 were accrued and charged to partners' capital so that no losses are recognized on property sales subsequent to the reorganization date. For tax purposes losses from property sales will be realized upon the sales of the respective properties.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001 the Partnership had $155,109 in cash and money market instruments. The sources of revenue during the operating period were proceeds from the interest on the money market account and administrative transfer fees.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Registrant's financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the Registrant's financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement will not affect the Registrant's financial statements.

In August 2001, tbe FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a material effect on the Registrant's financial statements.

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

                                   TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                                   By Investor's Recovery Group, LLC,
                                      General Partner


                                   By: /s/ Lawrie Porter
                                       -----------------------------------------
                                       Lawrie Porter, Managing Member

                                   Date: October 29, 2001