Form 10KSB40
period 2001-12-31
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2002-03-29
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the Year Ended December 31, 2001, Commission file number: 33-2121


                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

           ARIZONA                                          86-0540409
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

2944 N. 44th Street, Suite 200, Phoenix, Arizona              85018
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] yes [ ] no

Registrant's revenues for its most recent fiscal year were $0.00.

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 2001

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business                                              3
Item 2.  Description of Properties                                            5
Item 3.  Legal Proceedings                                                    6
Item 4.  Submissions of Matters to a Vote of Security Holders                 6

PART II

Item 5.  Market for the Registrants' Common Equity and Related
         Stockholder Matters                                                  6
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            6
Item 7.  Financial Statements                                                 7
Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                             7

PART III

Item 9.  Directors and Executive Officers, Promotors, and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    7
Item 10. Executive Compensation                                               7
Item 11. Security Ownership of Certain Beneficial Owners and Management       7
Item 12. Certain Relationships and Related Transactions                       8

PART IV

Item 13.  Exhibits and Reports on Form 8-K                                    8

Signatures                                                                    8

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 2001

                                     PART I
1.  DESCRIPTION OF BUSINESS

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

    The Partnership was formed to acquire property for investment and appreciation purposes. The Partnership is actively and aggressively attempting to sell all of its remaining properties and liquidate the Partnership. The General Partner currently has potential buyers for three of the remaining four parcels. The General Partner has begun to wind up the Partnership affairs and liquidate the assets of the Partnership as promptly as possible.

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 2001


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

    In 2001, the main sources of revenue for the Partnership were transfer of ownership fees of $1,180, and interest of $7,108 earned on money market accounts.

    On December 31, 2001, the Partnership had $106,869 in cash and money market accounts. This cash is to be retained as operating reserves and will be distributed to the partners with the final distribution of the Partnership.

    COMPETITION

    The real estate business is highly competitive and the property has active competition from similar properties in the vicinity. The Registrant is also competing for potential buyers with respect to the ultimate sale of the Property. See "Item 6, Management Discussion and Analysis or Plan of Operation."

    EMPLOYEES

    The Registrant has no employees. Services are performed for the Registrant by the general partner and the management group retained by them.

    ASSET MANAGEMENT

    The Partnership has retained as its asset managers NAI Horizon Real Estate Group, Inc. and its affiliate National Portfolio, Inc., in an agreement dated September 1996, to provide broker/manager and accounting services for the Partnership.

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 2001


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

2.  DESCRIPTION OF PROPERTIES

    No properties were purchased during 2001. No properties were sold during 2001. Two properties were written down to reflect their fair market values. Property (3) was written down $35,000 to a fair market value of $40,000, which reflects the amount for which the property has entered escrow. Property (4) was written down $296,083 to $1,006,236, which is in accordance with a market study done on comparable properties in the area.

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 2001


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

    c. The Partnership made no distributions during 2001, and the following cash distributions to limited partners during 2000 and 1999: $986,931 and $900,120.

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters,does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors,including those identified herein.

    RESULTS OF OPERATIONS

    The Partnership continues to operate in a loss situation with the net loss for the years ending December 31, 2001 and December 31, 2000 of $528,738 and $99,183, respectively. Property sales for the period ended December 31, 2000 resulted in net losses of ($364,205). The major expenses of the Partnership were management fees of $39,056 in the year 2001 and $51,017 in the year 2000, property taxes of $51,793 in 2001 and $43,899 in 2000, and legal and accounting fees of $28,734 in 2001 and $36,104 in 2000.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 2001


    LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2001 the Partnership had $106,869 in cash and money market instruments. The sources of revenue during the operating period were revenue proceeds from transfer fees and interest on the money market account. The Partnership is currently trying to sell its four remaining properties, wind up the affairs of the Partnership, and dissolve the partnership as soon as practicable. The Partnership has sufficient cash on hand for at least the next twelve months for working capital operations.

    RELATED PARTY TRANSACTIONS

    The general partner of the Partnership, Investors Recovery Group L.L.C., entered into an agreement with Horizon Real Estate Group, dated September 1996, to provide broker/manager and accounting services for the Partnership. The agreement is dated September 1996 and continues until terminated at any time by written consent of either party. Total management fees paid for 2001 and 2000 were $39,056 and $51,017, respectively.

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

10. EXECUTIVE COMPENSATION

    None.

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERES AND MAANAGEMENT

    None.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 2001


12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                     PART IV

13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

By:   /s/ Lawrie Porter
      --------------------------------------------
      Lawrie Porter, Managing Member
      Investors Recovery Group, LLC

Date: March 28, 2002
      --------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name                          Title                         Date
--------------                          -----                         ----

/s/ Lawrie Porter
----------------------------    Managing Member,                  March 28, 2002
Lawrie Porter                   Investors Recovery Group, LLC

                                                 TABLE OF CONTENTS


Independent Auditors' Report..............................................F-2

Balance Sheets at December 31, 2001 and 2000..............................F-3

Statements of Operations for the years ended December 31, 2001 and 2000...F-4

Statements of Changes in Partners' Capital for the years ended
December 31, 2001 and 2000................................................F-5

Statements of Cash Flows for years ended December 31, 2001 and 2000.......F-6

Notes to the Financial Statements.........................................F-7-13

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
TPI Land Development III Limited Partnership
An Arizona Limited Partnership
Phoenix, Arizona 85018

We have audited the balance sheet of TPI Land Development III Limited Partnership (An Arizona Limited Partnership), as of December 31, 2001 and 2000, and the related statement of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Partnership emerged from bankruptcy on April 5, 2000, (effective March 31, 2000), and the Partnership accounted for the reorganization using fresh-start reporting. Thus, the post-reorganization financial statements are not comparable to the pre-reorganization financial statements. The Partnership is actively and aggressively attempting to sell all of its remaining properties and liquidate the Partnership. The General Partner is currently working to identify and negotiate with potential buyers.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2001 and 2000, the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.

/s/  Clancy and Co., P.L.L.C.

Clancy and Co., P.L.L.C.
Phoenix, Arizona

March 11, 2002

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


ASSETS                                                                    2001               2000
                                                                       ----------         ----------
Current Assets
  Cash and Cash Equivalents                                            $  106,869         $  229,301

Land Held for Investment Purposes (Note 3)                              4,333,372          4,734,276
                                                                       ----------         ----------

Total Assets                                                           $4,440,241         $4,963,577
                                                                       ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Accounts Payable                                                     $   32,652         $   27,250

Commitments and Contingencies (Note 4)

Partners' Capital
  General Partner, Units Outstanding: 203                                  45,105             50,504
  Limited Partners, $500 Unit Value, Units Outstanding: 19,676          4,362,484          4,885,823
                                                                       ----------         ----------
Total Partners' Capital                                                 4,407,589          4,936,327
                                                                       ----------         ----------

Total Liabilities and Partners' Capital                                $4,440,241         $4,963,577
                                                                       ==========         ==========

    The accompanying notes are an integral part of these financial statements

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Year Ended December 31:                                                     2001              2000
                                                                         ---------          ---------
POST-REORGANIZATION ITEMS (APRIL 1 TO DECEMBER 31):
Revenues
  Interest and Dividend Income                                           $   7,108          $  38,759
  Other Income                                                               1,180              1,563
                                                                         ---------          ---------
Total Revenues                                                               8,288             40,322

Expenses
  Legal and Accounting                                                      28,734             29,084
  Management Fees (Note 4)                                                  39,056             44,494
  Property Taxes                                                            51,793             33,459
  Provision for Losses on Land Held for Investment Purposes                400,904                  0
  General and Administrative                                                16,539             10,091
                                                                         ---------          ---------
Total Expenses                                                             537,026            117,128
                                                                         ---------          ---------

Post-reorganization Net Loss                                              (528,738)           (76,806)

PRE-REORGANIZATION ITEMS (JANUARY 1 TO MARCH 31, 2000):
Revenues
  Interest and Dividend Income                                                  --              3,813
  Miscellaneous Income                                                          --                675
                                                                         ---------          ---------
Total Revenues                                                                  --              4,488

Expenses
  Legal and Accounting                                                          --              7,020
  Management Fees (Note 4)                                                      --              6,523
  Property Taxes                                                                --             10,440
  General and Administrative                                                    --              2,882
                                                                         ---------          ---------
Total Expenses                                                                  --             26,865
                                                                         ---------          ---------

Pre-reorganization Net Loss                                                     --            (22,377)
                                                                         ---------          ---------

Net Loss                                                                 $(528,738)         $ (99,183)
                                                                         =========          =========
Allocation of Net Loss:
  General Partner                                                        $  (5,399)         $  (1,013)
                                                                         =========          =========
  Limited Partners                                                       $(523,339)         $ (98,170)
                                                                         =========          =========

Net Loss Per Limited Partnership Unit                                    $  (26.87)         $   (5.04)
                                                                         =========          =========

Weighted Average Number of Limited Partnership Units Outstanding            19,679             19,679
                                                                         =========          =========

    The accompanying notes are an integral part of these financial statements

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000

                                                                                                      Total
                                                                  Partners'       Accumulated       Partners'
                                                                   Capital          Deficit          Capital
                                                                 -----------      -----------      -----------
Balance, December 31, 1999                                       $ 8,921,154      $(2,430,179)     $ 6,490,975
  Pre-reorganization Net Loss, January 1 to March 31, 2000                 0          (22,377)         (22,377)
  Fresh-start Accounting-Restatement of Assets                      (555,345)               0         (555,345)
  Fresh-start Accounting-Elimination of Partners' Deficit         (2,452,556)       2,452,556                0
                                                                 -----------      -----------      -----------
Reorganization Values, March 31, 2000 (Note 2)                     5,913,253                0        5,913,253
  Partner Distributions                                             (900,120)               0         (900,120)
  Post-reorganization Net Loss, April 1 to December 31, 2000               0          (76,806)         (76,806)
                                                                 -----------      -----------      -----------
Balance, December 31, 2000                                         5,013,133          (76,806)       4,936,327

  Net Loss                                                                 0         (528,738)        (528,738)
                                                                 -----------      -----------      -----------
Balance, December 31, 2001                                       $ 5,013,133      $  (605,544)     $ 4,407,589
                                                                 ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Year Ended December 31:                                               2001                  2000
                                                                   -----------          -----------
Cash Flows From Operating Activities
Net Loss                                                           $  (528,738)
Post-reorganization Net Loss, April 1 to December 31, 2000                              $   (76,806)
Provisions for Losses on Land Held for Investment Purposes             400,904
Adjustments to Reconcile Net Loss to Net Cash Provided By
 (Used in) Operating Activities
  Land Held for Investment Purposes                                                       1,000,000
  Increase (Decrease) in Accounts Payable                                5,402              (78,596)
  Pre-reorganization Net Loss, January 1 to March 31, 2000                                  (22,377)
Adjustments to Reconcile Net Loss to Net Cash Provided By
 (Used In) Operating Activities
  Increase (Decrease) in Accounts Payable                                    0              (16,075)
                                                                   -----------          -----------
Total Adjustments                                                      406,306              882,952
                                                                   -----------          -----------
Net Cash Flows Provided By (Used In) Operating Activities             (122,432)             806,146
                                                                   -----------          -----------

Cash Flows From Investing Activities                                        --                   --

Cash Flows From Financing Activities
  Distributions to Partners                                                  0             (900,120)
                                                                   -----------          -----------
Net Cash Flows Used In Financing Activities                                  0             (900,120)
                                                                   -----------          -----------

Decrease in Cash and Cash Equivalents                                 (122,432)             (93,974)

Cash and Cash Equivalents, Beginning of Year                           229,301              323,275
                                                                   -----------          -----------

Cash and Cash Equivalents, End of Year                             $   106,869          $   229,301
                                                                   ===========          ===========
Supplemental Information:
  Cash Paid for Interest and Income Taxes                                   --                   --

    The accompanying notes are an integral part of these financial statements

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS.

TPI Land Development III Limited Partnership (the Partnership) is a limited partnership formed during 1986 under the laws of the State of Arizona for a term of fifteen (15) years, expiring on December 31, 2001. The offering period for the Partnership ended December 31, 1987, after receiving and accepting $9,939,500, or 19,879 units at $500 each.

The Partnership was formed to acquire property for investment and appreciation purposes. The Partnership is actively and aggressively attempting to sell all of its remaining properties and liquidate the Partnership. The General Partner is currently working to identify and negotiate with potential buyers. On March 6, 2001, the Partnership filed a "Second Amended and Completely Restated Certificate of Limited Partnership". The General Partner has commenced to wind up the Partnership affairs and liquidate the assets of the Partnership as promptly as possible.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

METHOD OF ACCOUNTING - The Partnership's financial statements are prepared using the accrual method of accounting. The Partnership's intent to sell all of the remaining properties and liquidate the Partnership will not impact the accounting treatment applied by the Partnership in its financial statements prepared in accordance with generally accepted accounting principles as the liquidation proceeds and the timing thereof are not currently estimable. When the timing of the last cash receipt from the sale of the last property is reasonably determinable, the Partnership will adopt the liquidation basis of accounting in that quarter. At that time, all assets and liabilities will be adjusted to their settlement amounts and an amount to be distributed to the remaining limited partners upon liquidation will be estimated.

CASH AND CASH EQUIVALENTS - The Partnership considers all highly liquid debt instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

CONCENTRATION OF CREDIT RISK - The Partnership maintains cash balances in excess of $100,000 at a local bank. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000.

RISKS AND UNCERTAINTIES - The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


REVENUE RECOGNITION - The Partnership accounts for sales of land held for investment purposes under the accrual method when certain criteria are met, and profit is recorded when a sale has been consummated.

SYNDICATION COSTS - Syndication costs totaling $31,415 represent commissions incurred on the sale of the limited partnership interest and the costs of preparing the prospectuses, and have been charged against partners' capital. These costs are not deductible for income tax purposes, and upon partnership dissolution, will be allocated proportionately against the remaining partnership interests.

LAND HELD FOR INVESTMENT PURPOSES AND RELATED COSTS - Real estate is stated at the lower of cost or estimated fair value less costs to sell and is adjusted for impairment of value. Estimated fair value is based upon independent appraisals or prevailing market rates for comparable properties. Appraisals are estimates of fair value based upon assumptions about the property and the market in which it is located. Land-related costs are capitalized as a cost of real estate. Land-related costs not previously allocated to specifically identifiable properties represent commissions, legal expenses, and other expenses incurred during the acquisition of the land. These costs are allocated when a parcel is sold based on the parcel's original contract price as a percentage of total contract prices of all remaining parcels and are included in cost of sales.

LONG-LIVED ASSETS - The Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

USE OF ESTIMATES - Estimates, primarily of the amounts that will be realized from selling existing real estate, are required in preparing financial statements in accordance with generally accepted accounting principles because of normal business uncertainties. Because of the uncertainties inherent in those estimates, it is at least reasonably possible that the estimate will change in the near term. No estimate can be made of the range of additional loss that is reasonably possible. Actual results could differ from these estimates.

NET LOSS AND NET LOSS PER LIMITED PARTNERSHIP UNIT - Loss per partnership unit is based on the weighted average number of limited partnership units outstanding. Basic earnings/loss per share is computed by dividing loss (numerator) by the weighted average number of limited partnership units outstanding (denominator) for the period. Net loss for financial statement purposes for the periods presented are allocated to the partners based on the number of partnership units outstanding at the end of the period.

INCOME TAXES - The Partnership is a limited partnership. As such, all taxable income or losses and available income tax credits are passed from the partnership to the individual partners. It is the responsibility of the individual partners to report the taxable income or losses and tax credits, and to pay any resulting income taxes. Consequently, there is no provision for

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


income taxes included in these financial statements. Net income (loss) and partners' equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including syndication cost and provisions for impairment losses of investments in real estate.

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

PRESENTATION - Certain items appearing in the financial statements have been reclassified to conform to the current year presentation.

PENDING ACCOUNTING PRONOUNCEMENTS - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Partnership.

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements during 2001, none of which are expected to have a significant affect on the financial statements:

SFAS No.141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long- lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

NOTE 2 - BANKRUPTCY

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

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


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

NOTE 3 - LAND HELD FOR INVESTMENT PURPOSES

Land Held For Investment Purposes represents costs incurred by the Partnership for the acquisition and holding of land for investment and appreciation purposes. The following is a summary of real properties included on the accompanying balance sheets:

                   December 31, 2001                                      December 31, 2000
      ------------------------------------------            ------------------------------------------
        Cost or          Land-                                Cost or         Land-
         Basis          Related          Total                 Basis         Related           Total
         -----          -------          -----                 -----         -------           -----
(1)   $2,030,417       $300,787       $2,331,204      (1)   $2,030,417       $300,787       $2,331,204
(2)      832,592        123,340          955,932      (2)      832,592        123,340          955,932
(3)       34,839          5,161           40,000      (3)       65,323          9,677           75,000
(4)      875,703        130,533        1,006,236      (4)    1,194,140        178,000        1,372,140
      ----------       --------       ----------            ----------       --------       ----------
      $3,773,551       $559,821       $4,333,372            $4,122,472       $611,804       $4,734,276
      ==========       ========       ==========            ==========       ========       ==========

A description and the location of each property is as follows:

(1) 22.1 acres of commercial real property at Baseline and 24th Street, Phoenix, AZ
(2) 11.3 acres of commercial real property at Peoria and 79th Avenue, Peoria, AZ
(3) 1.03 acres of commercial real property at Central Avenue and Ludlow, Avondale, AZ
(4) 8.5 acres of commercial real property at Van Buren and Central Avenue, Goodyear, AZ

During 2001, the Partnership recorded impairment losses totaling $400,904 related to parcels number (3) and (4) above to reduce the carrying amount of the properties to fair value. The loss is included in the provision for loss on land held for investment purposes in the accompanying statement of operations.

On May 30, 2000, the Partnership sold 10.22 acres of property located at Baseline Road and 32nd Street, Phoenix, Arizona, for $1,000,000. Under the "fresh start" accounting rules, the property was written down in reorganization by $307,902 to its fair market value of $1,000,000, known expenses of $56,303

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


were accrued at reorganization, and no loss was recognized on the sale of the property for book purposes. Additionally, two other properties were written down in reorganization to their fair market values: property (3) was written down $69,059 to a fair market value of $75,000, and property (4) was written down $124,306 to a fair market value of $1,372,140. Total reorganization restatement of assets was $555,345.

NOTE 4 - COMMITMENTS

MANAGEMENT FEES. The general partner, Investors Recovery Group L.L.C., entered into an agreement with Horizon Real Estate Group, dated September 1996, to provide broker/manager and accounting services for the Partnership. The broker/manager receives the following fees and commissions:

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

The agreement is dated September 1996 and continues until terminated at any time by written consent of either party. Total management fees paid for 2001 and 2000 were $39,056 and $51,017, respectively.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 5 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                                                                    2001             2000
                                                                 ---------         --------
Net Loss - Financial Statement Purposes                          $ 528,738         $ 99,183
Provisions for Losses on Land Held for Investment Purposes        (400,904)
Restated Property Sold - Loss Charged to Partners' Capital               0          361,980
                                                                 ---------         --------
Net Loss - Income Tax Purposes                                   $ 127,834         $461,163
                                                                 =========         ========

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

The following is a reconciliation of partners' capital for financial reporting purposes to partners' capital for federal income tax purposes as of December 31:

                                                                    2001              2000
                                                                 ----------        ----------
Partners' Capital - Financial Statement Purposes                 $4,407,589        $4,936,327
Provision for Losses on Land Held for Investment Purposes           400,904                 0
Reorganization Restatement of Assets                                193,365           193,365
Syndication Costs                                                    31,415            31,415
                                                                 ----------        ----------
Partners' Capital - Income Tax Purposes                          $5,033,273        $5,161,107
                                                                 ==========        ==========