Form 10QSB
period 2002-03-31
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2002-05-06
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002             Commission file number: 33-2121


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] yes [ ] no

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2002

                                     INDEX

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Balance Sheet as of March 31, 2002 ......................................... 3

Statement of Operations for the Quarters Ended March 31, 2002 and 2001 ..... 4

Statement of Cash Flows for the Quarters Ended March 31, 2002 and 2001...... 5

Notes to Interim Financial Statements....................................... 6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 Management's Discussion and Analysis................................. 7

PART II OTHER INFORMATION

Item 1 Legal Proceedings..................................................... 9

Item 2 Changes in Securities................................................. 9

Item 3 Defaults Upon Senior Securities....................................... 9

Item 4 Submission of Matters to a Vote of Security Holders................... 9

Item 5 Other Information..................................................... 9

Signatures................................................................... 9

ITEM 1. FINANCIAL STATEMENTS

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                                 BALANCE SHEET
                                   Unaudited

                                                   March 31, 2002        December 31, 2001
                                                   --------------        -----------------
ASSETS
  Current Assets
   Cash                                              $   99,801             $  106,869
   Other Current Assets                                      --                     --
                                                     ----------             ----------

  Total Current Assets                                   99,801                106,869

  Land Held for Investment Purposes  (Note 2)         4,333,372              4,333,372
                                                     ----------             ----------

  TOTAL ASSETS                                       $4,433,173             $4,440,241
                                                     ==========             ==========
LIABILITIES
  Accounts Payable                                   $   47,655             $   32,652
                                                     ----------             ----------

  Total Liabilities                                      47,655                 32,652

CAPITAL
  General Partners' Capital                              44,880                 45,105
  Limited Partners' Capital                           4,340,638              4,362,484
                                                     ----------             ----------

  Total Capital                                       4,385,518              4,407,589
                                                     ----------             ----------

TOTAL LIABILITIES & CAPITAL                          $4,433,173             $4,440,241
                                                     ==========             ==========

The accompanying notes are an integral part of these financials.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
              for the Three Months Ending March 31, 2002 and 2001
                                   Unaudited

                                                                        Three               Three
                                                                    Months Ended         Months Ended
                                                                   March 31, 2002       March 31, 2001
                                                                   --------------       --------------
INCOME
  Interest and other income                                                628               3,007

EXPENSE
General and Administrative                                              22,699              37,143
                                                                       -------             -------

Net Loss                                                               (22,071)            (34,136)
                                                                       =======             =======

Net Loss Per Limited Partnership Unit                                  $ (1.12)            $ (1.73)

Weighted Average Number of Limited Partnership Units Outstanding        19,676              19,676

Weighted Average Number of General Partnership Units Outstanding           203                 203


The accompanying notes are an integral part of these financials.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
              for the Three Months' Ending March 31, 2002 and 2001
                                   Unaudited

                                                                Three                  Three
                                                             Months Ended           Months Ended
                                                            March 31, 2002         March 31, 2001
                                                            --------------         --------------
Cash Flows From Operating Activities
  Net Loss                                                       (22,071)              (34,136)

  Adjustments to Reconcile Net Loss to
  Net Cash Provided By Operating Activities

   (Increase) Decrease in Accounts Payable                        15,003                21,694
                                                               ---------             ---------
        Net Cash Flows Used In Operating Activities               (7,068)              (12,442)

Cash Flows From Investing Activities                                  --                    --

Cash Flows From Financing Activities                                  --                    --

Decrease in Cash and Cash Equivalents                             (7,068)              (12,442)

Cash and Cash Equivalents, Beginning of Period                   106,869               229,301
                                                               ---------             ---------

Cash and Cash Equivalents, End of Period                       $  99,801             $ 216,859
                                                               =========             =========

The accompanying notes are an integral part of these financials.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 March 31, 2002


NOTE 1: STATEMENT OF INFORMATION FURNISHED (3/31/2002)

        The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002, the results of operations, and of cash flows for the three month period ended March 31, 2002. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Partnership's 2001 annual report on Form 10-KSB. The effective date of the partnership's emergence from bankruptcy was March 31, 2000, as filed on form 8K/A on November 14, 2000.

        Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Partnership's 2001 annual report on Form 10-KSB.

NOTE 2: LAND

        Costs incurred by the Partnership for acquisition and holding of land as of March 31, 2002 are as follows:

        24th St. & Baseline                                  $2,331,204
        79th Ave. & Peoria                                      955,932
        Central Ave./Avondale                                    40,000
        Van Buren & Central/ Goodyear                         1,006,236
                                                              ---------
                                                             $4,333,372
                                                             ==========

NOTE 3: COMPUTATION OF PARNTERSHIP LOSS PER UNIT

        Partnership loss per unit is based on the weighted average number of partnership units outstanding during the period of the financials. The numerator represents the net loss for the period and the denominator represents the weighted average number of partnership units outstanding.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                                 March 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors. The Partnership undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Partnership which attempt to advise interested parties of the factors which affect the Partnership's business, in this report, as well as the Partnership's periodic reports on Forms 10-KSB and 8-K filed with the Securities and Exchange Commission.

There were no sales of vacant land for the three months ended March 31, 2002. Land held for investment purposes is stated at the lower of cost or estimated fair value less cost of sales and is adjusted for impairment of value. Management assesses the carrying value periodically and records provisions for losses accordingly for financial statement purposes. For tax purposes, losses from property sales will be realized upon the sales of the respective properties.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002 the Partnership had $99,801 in cash and money market instruments. The sources of revenue during the operating period were proceeds from the interest on the money market account and administrative transfer fees.

PLAN OF OPERATION

The General Partner is in the process of winding up the Partnership affairs as promptly as possible, and is actively and aggressively attempting to sell all of its remaining properties in order to liquidate the Partnership. The real property located at Central Avenue and Ludlow, Avondale, AZ is in escrow with a scheduled closing date of April 24, 2002 for a total selling price of $40,000.00. The General Partner has successfully negotiated agreements with buyers and entered into escrows on the real properties located at Baseline and 24th Street, Phoenix, AZ and at Peoria and 79th Avenue, Peoria, AZ. The agreements include options for the buyers to extend the closing dates as far out as March 31, 2003.

For the fourth and final parcel, the real property located at Van Buren and Central Avenue, Goodyear, AZ, the General Partner has identified a potential buyer and is currently negotiating an agreement.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                                 March 31, 2002

                           PART 2: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                                 March 31, 2002


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


Date: May 6, 2002
     ------------------------------------------