Form 10QSB
period 2002-06-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2002-07-23
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002              Commission file number: 33-2121


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] yes [ ] no

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2002

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Balance Sheet as of June 30, 2002 ..........................................  3

Statement of Operations for the Quarters Ended June 30, 2002 and 2001 ......  4

Statement of Cash Flows for the Quarters Ended June 30, 2002 and 2001.......  5

Notes to Interim Financial Statements.......................................  6

Item 2 Management's Discussion and Analysis.................................  7


PART II OTHER INFORMATION

Item 1 Legal Proceedings.................................................... 10

Item 2 Changes in Securities................................................ 10

Item 3 Defaults Upon Senior Securities...................................... 10

Item 4 Submission of Matters to a Vote of Security Holders.................. 10

Item 5 Other Information.................................................... 10

Item 6 Exhibits and Reports on Form 8-K..................................... 10

Signatures.................................................................. 10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                 Balance Sheet
                              As of June 30, 2002
                                   Unaudited

                                                  June 30, 2002         December 31, 2001
                                                  -------------         -----------------
ASSETS
  Current Assets

  Cash and cash equivalents                        $   79,016              $  106,869
                                                   ----------              ----------
  Total Current Assets                                 79,016                 106,869

  Land Held for Investment Purposes  (Note 2)       4,293,372               4,333,372
                                                   ----------              ----------

  TOTAL ASSETS                                     $4,372,388              $4,440,241
                                                   ==========              ==========

LIABILITIES AND PARTNERS' CAPITAL
  Current Liabilities

  Accounts Payable                                 $   36,098              $   32,652
                                                   ----------              ----------
  Total Current Liabilities                            36,098                  32,652

CAPITAL
  General Partners' Capital                            44,280                  45,105
  Limited Partners' Capital                         4,292,010               4,362,484
                                                   ----------              ----------
  Total Capital                                     4,336,290               4,407,589
                                                   ----------              ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL            $4,372,388              $4,440,241
                                                   ==========              ==========

                  See condensed notes to financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                            Statement of Operations
      for the Three and Six Months' Ending June 30, 2002 and June 30, 2001
                                   Unaudited

                                             Three               Six               Three              Six
                                         Months Ended        Months Ended      Months Ended      Months Ended
                                         June 30, 2002      June 30, 2002      June 30, 2001     June 30, 2001
                                         -------------      -------------      -------------     -------------
INCOME
  Sales Proceeds                             $ 40,000         $ 40,000           $     --         $     --
  Cost of Sales                               (43,437)         (43,437)                --               --
  Interest Income                                 288              671              2,339            4,891
  Transfer Fees                                 2,415            2,660                280              735
                                             --------         --------           --------         --------
  Total Income                                   (734)            (106)             2,619            5,626

EXPENSES
  General and Administrative                   48,495           71,194             36,465           74,058
                                             --------         --------           --------         --------

NET LOSS                                     $(49,229)        $(71,300)          $(33,846)        $(68,432)
                                             ========         ========           ========         ========

Net Loss Per Limited Partnership Unit        $  (2.50)        $  (3.62)          $  (1.72)        $  (3.48)
                                             ========         ========           --------         ========
Weighted Average Number of Limited
Partnership Units Outstanding                   19676            19676              19679            19679
                                             ========         ========           ========         ========
Weighted Average Number of General
Partnership Units Outstanding                     203              203                203              203
                                             ========         ========           ========         ========

                  See condensed notes to financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
        Statement of Cash Flows for the Six Months' Ending June 30, 2002
                                   Unaudited

                                                                 Six months ended June 30,
                                                                   2002              2001
                                                                ---------         ---------
Cash Flows From Operating Activities

Net Loss                                                        $ (71,300)        $ (68,432)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Changes in current assets and liabilities:
    (Increase)/decrease in land held for investment purposes       40,000                --
    Increase/(decrease) in accounts payable                         3,447             8,686
                                                                ---------         ---------
  Total adjustments                                                43,447             8,686
                                                                ---------         ---------
Net cash provided by (used in) operating activities               (27,853)          (59,746)

Cash Flows From Investing Activities:                                  --                --

Cash Flows From Financing Activities:                                  --                --
                                                                ---------         ---------

Net decrease in Cash and Cash Equivalents                         (27,853)          (59,746)

Cash and cash equivalents at beginning of Period                  106,869           229,301
                                                                ---------         ---------

Cash and cash equivalents at end of Period                      $  79,016         $ 169,555
                                                                =========         =========

                  See condensed notes to financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2002

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1: STATEMENT OF INFORMATION FURNISHED (6/30/2002)

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002, the results of operations, and of cash flows for the six month period ended June 30, 2002. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Partnership's 2001 annual report on Form 10-KSB. Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Partnership's 2001 annual report on Form 10-KSB.

NOTE 2:  LAND

Costs incurred by the Partnership for acquisition and holding of land as of June 30, 2002 are as follows:

      24th St. & Baseline                            $2,331,204
      79th Ave. & Peoria                                955,932
      Van Buren & Central/Goodyear                    1,006,236
                                                     ----------
                                                     $4,293,372
                                                     ==========

NOTE 3: COMPUTATION OF PARNTERSHIP LOSS PER UNIT

Partnership loss per unit is based on the weighted average number of partnership units outstanding during the period of the financials. The numerator represents the net loss for the period and the denominator represents the weighted average number of partnership units outstanding.

NOTE 4: BASIS OF ACCOUNTING

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward-looking statements as a result of numerous factors. The Partnership undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Partnership which attempt to advise interested parties of the factors which affect the Partnership's business, in this report, as well as the Partnership's periodic reports on Forms 10-KSB and 8-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATONS

REVENUES: For the six months ended June 30, 2002, the Partnership recognized $40,000 in revenues resulting from the sale of the real property located at Central Avenue and Ludlow, Avondale, AZ on April 29, 2002. Total sales price was $40,000 and cost of sales was $43,437, resulting in a net loss on the sale of $3,437. The basis in the real property was $40,000. Land held for investment purposes is stated at the lower of cost or estimated fair value less cost of sales and is adjusted for impairment of value. Management assesses the carrying value periodically and records provisions for losses accordingly for financial statement purposes. For tax purposes, losses from property sales will be realized upon the sales of the respective properties. There were no property sales for the six months ended June 30, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $71,194 for the six months ended June 30, 2002 and primarily consisted of property taxes ($25,565), management fees ($20,397), and accounting fees ($21,544). General and administrative expenses were $74,058 for the six months ended June 30, 2001 and primarily consisted of property taxes ($25,953), management fees ($19,529), and accounting fees ($21,970).

NET LOSS. Net loss for the six months ended June 30, 2002 and 2001 was $71,300 and $68,432, respectively.

PROVISION FOR INCOME TAXES. There is no provision for income taxes because the Partnership's income (loss) is passed from the partnership to the partners and taxed at the individual level.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002 the Partnership had $79,016 in cash and money market instruments. The sources of revenue during the operating period were proceeds from the sale of real property, interest on the money market account and administrative transfer fees.

RELATED PARTY TRANSACTIONS AND COMMITMENTS

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

The agreement is dated September 1996 and continues until terminated at any time by written consent of either party. Total management fees paid for the six months ended June 30, 2002 and 2001 were $20,397 and $19,529, respectively.

PLAN OF OPERATION

The General Partner is in the process of winding up the Partnership affairs as promptly as possible, and is actively and aggressively attempting to sell all of its remaining properties in order to liquidate the Partnership. The real property located at Central Avenue and Ludlow, Avondale, AZ sold with an escrow closing date of April 29, 2002 for a total selling price of $40,000, and closing costs totaling $3,437. The General Partner has successfully negotiated agreements with buyers and entered into escrows on the real properties located at Baseline and 24th Street, Phoenix, AZ and at Peoria and 79th Avenue, Peoria, AZ. The agreements include options for the buyers to extend the closing dates as far out as June 30, 2003. For the fourth and final parcel, the real property located at Van Buren and Central Avenue, Goodyear, AZ, the General Partner has identified a potential buyer and the property has entered escrow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis or plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     LAND HELD FOR INVESTMENT PURPOSES - On an on-going basis, we evaluate our estimates, including those related to land held for investment purposes and provisions for loan losses. We base our estimates on the lower of cost or estimated fair value less costs to sell and adjust for any impairment of value. Estimated fair value is based upon independent appraisals or prevailing market rates for comparable properties. Appraisals are estimates of fair value based upon assumptions about the property and the market in which it is located. The Partnership's judgments and estimates may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                  June 30, 2002

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


Date: July 19, 2002
     -------------------------------------------