Form 10QSB
period 2002-09-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2002-11-12
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002         Commission file number: 33-2121


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.[X] yes [ ] no

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                   FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 2002

                                     INDEX

PART I FINANCIAL INFORMATION

     ITEM 1. Financial Statements

          Balance Sheet as of September 30, 2002 ..........................  3

          Statement of Operations for the Quarters Ended
          September 30, 2002 and 2001 .....................................  4

          Statement of Cash Flows for the Quarter Ended
          September 30, 2002 and Year Ended December 31, 2001..............  5

          Notes to Interim Financial Statements............................  6

     Item 2. Management's Discussion and Analysis..........................  7

     Item 3. Controls and Procedures....................................... 10


PART II OTHER INFORMATION

Item 1 Legal Proceedings................................................... 10
..
Item 2 Changes in Securities............................................... 10

Item 3 Defaults Upon Senior Securities..................................... 10

Item 4 Submission of Matters to a Vote of Security Holders................. 10

Item 5 Other Information................................................... 10

Item 6 Exhibits and Reports on Form 8-K.................................... 10

Signatures................................................................. 11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements included in this Form 10QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                 Balance Sheet
                            As of September 30, 2002
                                   Unaudited

                                                   September 30, 2002    December 31, 2001
                                                   ------------------    -----------------
ASSETS
  Current Assets

  Cash and cash equivalents                            $  850,852          $  106,869
                                                       ----------          ----------

  Total Current Assets                                 $  850,852          $  106,869

  Land held for Investment Purposes  (Note 2)           3,287,136           4,333,372
                                                       ----------          ----------

  TOTAL ASSETS                                         $4,137,988          $4,440,241
                                                       ==========          ==========

LIABILITIES AND PARTNERS' CAPITAL
  Current Liabilities

  Accounts Payable                                     $   26,072          $   32,652
                                                       ----------          ----------

  Total Current Liabilities                                26,072              32,652

CAPITAL
  General Partners' Capital (203 units)                    41,980              45,105
  Limited Partners' Capital (19,676 units)              4,069,936           4,362,484
                                                       ----------          ----------

  Total Capital                                         4,111,916           4,407,589
                                                       ----------          ----------

TOTAL LIABILITIES & CAPITAL                            $4,137,988          $4,440,241
                                                       ==========          ==========

                  See condensed notes to financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                             Statement of Operations
 for the Three and Nine Months' Ending September 30, 2002 and September 30, 2001
                                    Unaudited

                                          Three                Nine                Three                 Nine
                                       Months Ended        Months Ended         Months Ended         Months Ended
                                   September 30, 2002   September 30, 2002   September 30, 2001   September 30, 2001
                                   ------------------   ------------------   ------------------   ------------------
INCOME
  Sales Proceeds                      $   853,048          $   893,048          $        --          $        --
  Cost of Sales                        (1,058,963)          (1,102,400)                  --                   --
  Interest Income                             778                1,449                1,398                6,289
  Transfer Fees                               595                3,254                  235                  970
                                      -----------          -----------          -----------          -----------
  Total Income (Loss)                    (204,542)            (204,649)               1,633                7,259

EXPENSES
  General and Administrative               19,832               91,026               26,190              100,248
                                      -----------          -----------          -----------          -----------

  Net Loss                               (224,374)            (295,675)             (24,557)             (92,989)
                                      ===========          ===========          ===========          ===========
Net Loss Per Limited Partnership
Unit                                  $    (11.40)         $    (15.02)         $     (1.25)         $     (4.73)
                                      ===========          ===========          ===========          ===========
Weighted Average Number of Limited
Partnership Units Outstanding              19,679               19,679               19,679               19,679
                                      ===========          ===========          ===========          ===========
Weighted Average Number of General
Partnership Units Outstanding                 200                  200                  200                  200
                                      ===========          ===========          ===========          ===========

                  See condensed notes to financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
     Statement of Cash Flows for the Nine Months' Ending September 30, 2002
                                   Unaudited

                                                                  Nine                 Nine
                                                              Months Ended         Months Ended
                                                           September 30, 2002    September 30, 2001
                                                           ------------------    ------------------
Cash Flows From Operating Activities

Net Loss                                                      $  (295,675)          $   (92,989)

Adjustments to reconcile net loss to net cash
 used in operating activities:
   Changes in assets and liabilities:
   Decrease in accounts payable                                    (6,578)               18,797
   Decrease in land held for investment purposes                1,046,236                    --
                                                              -----------           -----------
      Total adjustments                                         1,039,658                18,797
                                                              -----------           -----------
Net cash provided by (used in) operating activities               743,983               (74,192)

Cash Flows From Investing Activities:                                  --                    --

Cash Flows From Financing Activities:                                  --                    --
                                                              -----------           -----------

Net Increase (Decrease) in Cash and Cash Equivalents              743,983               (74,192)

  Cash and cash equivalents at beginning of period                106,869               229,301
                                                              -----------           -----------

  Cash and cash equivalents at end of period                  $   850,852           $   155,109
                                                              ===========           ===========

                  See condensed notes to financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 1: STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002, the results of operations, and of cash flows for the nine month period ended September 30, 2002. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Partnership's 2001 annual report on Form 10KSB. Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Partnership's 2001 annual report on Form 10KSB.

NOTE 2: LAND

Costs incurred by the Partnership for acquisition and holding of land as of September 30, 2002 are as follows:

        24th St. & Baseline                          $2,331,204
        79th Ave. & Peoria                              955,932
                                                     ----------
                                                     $3,287,136
                                                     ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward-looking statements as a result of numerous factors. The Partnership undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Partnership which attempt to advise interested parties of the factors which affect the Partnership's business, in this report, as well as the Partnership's periodic reports on Forms 10KSB and 8-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATONS

REVENUES: For the three and nine months ended September 30, 2002, the Partnership recognized $853,048 and $893,048 in revenues resulting from the sale of real property located at (i) Van Buren and Central Avenue, Goodyear, AZ
($853,048) on August 9, 2002 and (ii) Central Avenue and Ludlow, Avondale, AZ ($40,000) on April 29, 2002. Cost of sales for for the first property was $1,058,963, resulting in a net loss on the sale of $205,915. Cost of sales for the second property was $43,437, resulting in a net loss on the sale of $3,437. The basis in the real properties sold were $1,006,236 and $40,000, respectivley.

The Partnership's policy is to record provisions for losses when indicators are present that would require a reduction in the carrying amount. The first property entered escrow April 26, 2002 and the buyer accelerated the closing of escrow to accommodate a Section 1031 exchange, waiving the contingency in the contract, which related to an expired zoning status. As a result, the Partnership recognized a net loss of $205,915 on the sale.

The Partnership carries land held for investment purposes at the lower of cost or estimated fair value less cost of sales and adjusts for impairment of value. Management assesses the carrying value periodically and records provisions for losses accordingly for financial statement purposes. For tax purposes, losses from property sales will be realized upon the sales of the respective properties.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $91,026 for the nine months ended September 30, 2002, and primarily consisted of property taxes ($35,974), management fees ($26,370), and accounting fees ($24,748). General and administrative expenses were $100,248 for the nine months ended September 30, 2001, and primarily consisted of property taxes ($37,489), management fees ($29,292), and accounting fees ($24,660).

NET LOSS. Net loss for the nine months ended September 30, 2002 and 2001 was $295,675 and $92,989, respectively.

PROVISION FOR INCOME TAXES. There is no provision for income taxes because the Partnership's income (loss) is passed from the partnership to the partners and taxed at the individual level.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002 the Partnership had $850,852 in cash and money market instruments. The sources of revenue during the operating period were proceeds from the sale of real property, interest on the money market account and administrative transfer fees.

RELATED PARTY TRANSACTIONS AND COMMITMENTS

MANAGEMENT FEES. The general partner, Investors Recovery Group L.L.C., entered into an agreement with Horizon Real Estate Group, dated September 1996, to provide broker/manager and accounting services for the Partnership. The broker/manager receives the following fees and commissions:

     (1) a monthly asset management fee equal to one twelfth of .75% times the total values of the real property on hand,

     (2) a brokerage services fee equal to five percent (5%) of (a) the selling price of each parcel of the property sold; (b) of the amount of damages actually collected by suit or otherwise if completion of a sale is prevented by the default of the buyer under a purchase and sale agreement; and (c) of the list price of any parcel of property for which the broker/manager has procured a buyer who is ready, willing and able to purchase such parcel at the listed price and upon the listed terms upon Partnership's refusal to sell such parcel,

     (3) a disposition fee of one percent (1%) of the selling price upon the closing of each sale of a portion of the property which occurs while this agreement remains in effect,

     (4) an accounting fee equal to the reasonable hourly charges for the time of its employees spent in performing the accounting services required, not to exceed $10,000 per year. In addition, a tax return preparation fee equal to the reasonable hourly charges for the time of its employees spent in the preparation of the annual income tax returns, not to exceed $7,000 per year, and

     (5)  if  the  broker/manager  is  required  to  administer  more  than  one distribution to the partners during a single calendar year, compensation shall be at $40 per hour for its clerical employees. In addition, if any extraordinary professional services are required from the broker/manager beyond the services required by this agreement, compensation shall be at $150 per hour, provided that the broker/manager obtains the Partnership's approval in writing.

The agreement is dated September 1996 and continues until terminated at any time by written consent of either party. Total management fees paid for the nine months ended September 30, 2002 and 2001were $26,370 and $29,292, respectively.

PLAN OF OPERATION

The General Partner is in the process of winding up the Partnership affairs as promptly as possible, and is actively and aggressively attempting to sell all of its remaining properties in order to liquidate the Partnership. The real property located at Central Avenue and Ludlow, Avondale, AZ sold with an escrow closing date of April 29, 2002 for a total selling price of $40,000, and closing costs totaling $3,437. The real property located at Van Buren and Central Avenue, Goodyear, AZ, sold with an escrow closing date of August 9, 2002 for a total selling price of $853,048 and closing costs totaling $53,262. The General Partner has successfully negotiated agreements with buyers and entered into escrows on the real properties located at Baseline and 24th Street, Phoenix, AZ and at Peoria and 79th Avenue, Peoria, AZ. The agreements include options for the buyers to extend the closing dates as far out as March 31, 2003 and February 28, 2003, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued the following accounting pronouncements, none of which are expected to have a significant effect, if any, on the company's financial statements:

APRIL 2002 - SFAS NO. 145 - "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." This statement is effective for fiscal years beginning after May 15, 2002.

JUNE 2002 - SFAS NO. 146 - "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES," which applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, "ACCOUNTING FOR THE
IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." Effective for exit or disposal activities initiated after December 31, 2002.

OCTOBER 2002 - SFAS NO. 147 - "ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9, " which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. Effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

ITEM 3. CONTROLS AND PROCEDURES

Lawrie Porter, Managing Member of Investors Recovery Group, Inc., the General Partner, is the principal executive officer and the principal financial officer of the Registrant, and has concluded based on her evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the General Partner, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     99.1 Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: October 30, 2002
     ---------------------------------------