Form 10KSB
period 2002-12-31
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2003-04-18
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002             Commission file number: 33-2121


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] yes [ ] no

Registrant's revenues for its most recent fiscal year were $925,464.

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                   FORM 10-KSB
                                DECEMBER 31, 2002

                          ANNUAL REP0RT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business                                              3
Item 2.  Description of Properties                                            4
Item 3.  Legal Proceedings                                                    5
Item 4.  Submissions of Matters of a vote of Security Holders                 5

PART II

Item 5.  Market of the Registrants' common Equity and Related
         Stockholder Matters                                                  5
Item 6.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               5
Item 7.  Financial Statements                                                 7
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                20

PART III

Item 9.  Directors and Executive Officers, Promoters, and Control Persons;
         Compliance with Section 16 (a) of the Exchange Act                  20
Item 10. Executive Compensation                                              20
Item 11. Security Ownership of Certain Beneficial Owners and Management      20
Item 12. Certain Relationships and Related Transactions                      20

PART IV

Item 13. Exhibits and Reports on Form 8-K                                    21
Item 14. Controls and Procedures                                             21
Signatures                                                                   22

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                                December 31, 2002

                                     PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of TPI Land Development III Limited Partnership ("the Partnership") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include but are not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. The Partnership assumes no obligation and does not intend to update these forward-looking statements.

ITEM 1. BUSINESS

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

The Partnership was formed to acquire property for investment and appreciation purposes. The Partnership is actively and aggressively attempting to sell all of its remaining properties and liquidate the Partnership. The two (2) remaining properties are in escrow, expected to close in the year 2003. The General
Partner continues the process of winding up the Partnership affairs and liquidating the assets of the Partnership as promptly as possible.

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

On March 30, 2000, a Notice of Consummation of Plan of Reorganization and Application for Final Decree was made. On April 5, 2000, the Partnership emerged from bankruptcy pursuant to a confirmed plan of reorganization. In accordance with Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," once the Partnership emerged from reorganization, the Partnership qualified for "fresh start" accounting and reporting. All assets and liabilities were restated to reflect their reorganization values, which approximated fair values at the reorganization date. In addition, the amount of prior partners' capital or deficit was eliminated as a charge to partners' capital.

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

EMPLOYEES

The Registrant has no employees. The general partner and the management group retained by them perform administrative services for the Registrant.

ITEM 2. PROPERTIES

No properties were purchased during 2002. The Partnership sold two properties during 2002 as follows : (i) 1.03 acres of commercial real property at Central Avenue and Ludlow, Avondale, AZ, for $40,000 and (ii) 8.5 acres of commercial real property at Van Buren and Central Avenue, Goodyear, AZ, for $853,048.

No properties were sold during 2001. Two properties were written down to reflect their fair market values. Property (4) was written down $35,000 to a fair market value of $40,000, which reflects the amount for which the property has entered escrow. Property (5) was written down $296,083 to $1,006,236, which is in accordance with a market study done on comparable properties in the area.

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

The remaining parcels of vacant land currently held by the Partnership are 22.1 acres of commercial real property at Baseline and 24th Street, Phoenix, AZ; 11.3 acres of commercial real property at Peoria and 79th Avenue, Phoenix, AZ. Both parcels are in escrow and are expected to close in the 2003.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a. Market Information - There is no established public trading market for the limited partnership units.

     b. Holders - Upon close of the offering on December 31, 1987, the Partnership had received and accepted 19,879 limited partner units.

     c. The Partnership made cash distributions during 2002 of $629,170, no distributions in 2001 and the following cash distributions to limited partners during 2000 and 1999: $986,931 and $900,120, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS

The following discussion should be read in conjunction with the financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors which affect our business, included in this section and elsewhere in this report.

FACTORS THAT COULD AFFECT FUTURE RESULTS

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) changes in laws and regulations and (ii) market and industry conditions, as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission, and elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis or plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates related to land held for investment purposes. We base our estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy reflect our more significant estimates and assumptions used in the preparation of the partnership's financial statements:

LAND HELD FOR INVESTMENT PURPOSES

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

RESULTS OF OPERATIONS

Income. Total income for 2002 was $925,464 versus $8,288 in 2001. The Partnership sold two parcels during 2002 for total sales proceeds of $893,048, received a nonrefundable extension deposit of $25,000, and had other income totaling $7,416. The Partnership did not sell any properties during 2001 and had other income totaling $8,288. Other income for both years presented represents dividend and interest income, and administrative fees earned to process the transfer of a partnership interest.

Expenses. The major expenses of the Partnership were management fees of $46,232 in the year 2002 and $39,056 in the year 2001, property taxes of $40,311 in 2002 and $51,793 in 2001, legal and accounting fees of $29,773 in 2002 and $28,734 in 2001.

Net loss. The Partnership continues to operate in a loss situation with the net loss for the year ended December 31, 2002 of $290,091 versus $528,738 for the same period in 2001. The decrease from the prior year is primarily attributable to an impairment loss of $400,904 recorded in 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Partnership had $219,430 in cash and money market instruments. The sources of revenue during the operating period were revenue proceeds from option income, transfer fees, and interest on the money market account. The Partnership has sufficient resources to meet its working capital needs for at least the next twelve months. During the next twelve months, the partnership plans to sell its remaining two parcels, which are currently in escrow, distribute the remaining proceeds to its partners, and dissolve the partnership. The Partnership has entered into purchase agreements for the remaining two parcels, which are scheduled to close during 2003. The agreements provide for extension periods to extend the closing deadline by depositing certain funds as described in the agreement, including any amendments thereto. Pursuant to the terms of the agreements, all earnest money deposits are to be released to the Partnership and applied to the purchase price at closing, but nonrefundable to the purchaser upon termination or cancellation of the purchase agreement. During 2002, the Partnership received a nonrefundable deposit of $25,000, which was immediately released by the escrow agent to the Partnership. As of the date of issuance of these financial statements, the escrow agent has released additional escrow money totaling $220,000 to the Partnership, plus accrued interest.

CASH FLOWS FROM OPERATING ACTIVITIES.

Net cash flows provided by operating activities for the year ended December 31, 2002 was $741,341 resulting from the sales of two parcels of property. Net cash flows used in operating activities for the year ended December 31, 2001 was $122,432 resulting from a provision from impairment losses of $400,904.

CASH FLOWS FROM FINANCING ACTIVITIES.

Net cash flows used in financing activities for the year ended December 31, 2002 was $629,170 representing cash distributions to partners made available from the resulting sales of two parcels of properties.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report..............................................     8

Balance Sheets as of December 31, 2002 and 2001...........................     9

Statements of Operations for the years ended December 31, 2002 and 2001...    10

Statements of Changes in Partners' Capital for the years ended
December 31, 2002 and 2001................................................    11

Statements of Cash Flows for the years ended December 31, 2002 and 2001...    12

Notes to the Financial Statements......................................... 13-19

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
TPI Land Development III Limited Partnership

We have audited the balance sheets of TPI Land Development III Limited Partnership (An Arizona Limited Partnership), as of December 31, 2002 and 2001, the related statements of operations, change in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and 2001, the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.


/s/ Clancy and Co., P.L.L.C.
Phoenix, Arizona

April 12, 2003

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                       2002            2001
                                                                    ----------      ----------
ASSETS
Current Assets
  Cash and cash equivalents                                         $  219,430      $  106,869
                                                                    ----------      ----------
Total Current Assets                                                   219,430         106,869

Land held for investment purposes (Note 3)                           3,287,136       4,333,372
                                                                    ----------      ----------

Total Assets                                                        $3,506,566      $4,440,241
                                                                    ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Accounts payable and accrued liabilities                          $   18,238      $   32,652
                                                                    ----------      ----------
Total Current Liabilities                                               18,238          32,652

Commitments and Contingencies (Note 4)

Partners' Capital
  General Partner, units outstanding: 203                               35,622          45,105
  Limited Partners, $500 unit value, units outstanding: 19,676       3,452,706       4,362,484
                                                                    ----------      ----------
Total Partners' Capital                                              3,488,328       4,407,589
                                                                    ----------      ----------

Total Liabilities and Partners' Capital                             $3,506,566      $4,440,241
                                                                    ==========      ==========

    The accompanying notes are an integral part of these financial statements

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                         2002               2001
                                                                      -----------       -----------
Income
  Sales of land held for investment purposes (Note 3)
    Avondale, Arizona                                                 $    40,000       $        --
    Goodyear, Arizona                                                     853,048                --
                                                                      -----------       -----------
  Total sales of land held for investment purposes                        893,048                --

  Option fee income - Peoria, Arizona (Note 3)                             25,000                --
  Interest and dividend income                                              3,846             7,108
  Other income                                                              3,570             1,180
                                                                      -----------       -----------
Total Income                                                              925,464             8,288

Expenses
  Cost of sales - Goodyear, Arizona (Note 3)                            1,093,869                --
  Legal and accounting                                                     29,773            28,734
  Management fees (Note 4)                                                 46,232            39,056
  Property taxes                                                           40,311            51,793
  Provision for losses on land held for investment purposes                    --           400,904
  General and administrative                                                5,370            16,539
                                                                      -----------       -----------
Total Expenses                                                          1,215,555           537,026
                                                                      -----------       -----------

Net Loss                                                              $  (290,091)      $  (528,738)
                                                                      ===========       ===========
Allocation of Net Loss:
  General partner                                                     $    (2,962)      $    (5,399)
                                                                      ===========       ===========

  Limited partners                                                    $  (287,129)      $  (523,339)
                                                                      ===========       ===========

Net loss per limited partnership unit                                 $    (14.74)      $    (26.87)
                                                                      ===========       ===========

Weighted average number of limited partnership units outstanding           19,676            19,679
                                                                      ===========       ===========

    The accompanying notes are an integral part of these financial statements

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                       Total
                                   Partners'       Accumulated       Partners'
                                    Capital          Deficit          Capital
                                  -----------      -----------      -----------
Balance, December 31, 2000        $ 5,013,133      $   (76,806)     $ 4,936,327

   Net loss                                --         (528,738)        (528,738)
                                  -----------      -----------      -----------

Balance, December 31, 2001          5,013,133         (605,544)       4,407,589
   Net loss                          (290,091)        (290,091)
   Partners' cash distributions      (629,170)              --         (629,170)
                                  -----------      -----------      -----------

Balance, December 31, 2002        $ 4,383,963      $  (895,635)     $ 3,488,328
                                  ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                     2002              2001
                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $  (290,091)      $  (528,738)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities
  Provisions for losses on land held for investment purposes               --           400,904
  Disposal of land                                                    853,048                --
  Loss on disposal of land                                            193,188
  Increase (decrease) in accounts payable                             (14,414)            5,402
                                                                  -----------       -----------
Total adjustments                                                   1,031,822           406,306
                                                                  -----------       -----------
Net cash flows provided by (used in) operating activities             741,731          (122,432)

CASH FLOWS FROM INVESTING ACTIVITIES                                       --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash distributions to partners                                     (629,170)               --
                                                                  -----------       -----------
Net cash flows used in financing activities                          (629,170)               --
                                                                  -----------       -----------

Decrease in Cash and Cash Equivalents                                 112,561          (122,432)

Cash and Cash Equivalents, Beginning of Period                        106,869           229,301
                                                                  -----------       -----------

Cash and Cash Equivalents, End of Period                          $   219,430       $   106,869
                                                                  ===========       ===========
Supplemental Information:
  Cash Paid for Interest and Income Taxes                                  --                --

   The accompanying notes are an integral part of these financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

The Partnership was formed to acquire property for investment and appreciation purposes. The Partnership is actively and aggressively attempting to sell all of its remaining properties and liquidate the Partnership. The General Partner is currently working to identify and negotiate with potential buyers. On March 6, 2001, the Partnership filed a "Second Amended and Completely Restated Certificate of Limited Partnership". The General Partner is actively and aggressively trying to sell the Partnership's remaining properties and dissolve the partnership.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

METHOD OF ACCOUNTING - The financial statements were prepared using the accrual method of accounting. The Partnership's intent to sell all of the remaining properties and liquidate the Partnership will not impact the accounting treatment applied by the Partnership in its financial statements prepared in accordance with generally accepted accounting principles as the liquidation proceeds and the timing thereof are not currently estimable. When the timing of the last cash receipt from the sale of the last property is reasonably determinable, the Partnership will adopt the liquidation basis of accounting in that quarter. At that time, all assets and liabilities will be adjusted to their settlement amounts and an amount to be distributed to the remaining limited partners upon liquidation will be estimated.

CASH AND CASH EQUIVALENTS - The Partnership considers all highly liquid debt instruments with maturity of three months or less when acquired to be cash and cash equivalents.

CONCENTRATION OF CREDIT RISK - The Partnership maintains cash balances in excess of $100,000 at a local bank, which is insured by the Federal Deposit Insurance Corporation up to $100,000.

RISKS AND UNCERTAINTIES - The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its obligations as they become due, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties, or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

REVENUE RECOGNITION - The Partnership accounts for sales of land held for investment purposes under the accrual method when certain criteria are met, and profit is recorded when a sale has been consummated. Nonrefundable earnest money deposits are recognized when earned.

SYNDICATION COSTS - Syndication costs totaling $31,415 represent commissions incurred on the sale of the limited partnership interest and the costs of preparing the prospectuses, and have been charged against partners' capital. These costs are not deductible for income tax purposes, and upon partnership dissolution, will be allocated proportionately against the remaining partnership interests.

LAND HELD FOR INVESTMENT PURPOSES AND RELATED COSTS - Real estate is stated at the lower of cost or estimated fair value less costs to sell and is adjusted for impairment of value. Estimated fair value is based upon independent appraisals or prevailing market rates for comparable properties. Appraisals are estimates of fair value based upon assumptions about the property and the market in which it is located. Land-related costs are capitalized as a cost of real estate. Land-related costs not previously allocated to specifically identifiable properties represent commissions, legal expenses, and other expenses incurred during the acquisition of the land. These costs are allocated when a parcel is sold based on the parcel's original contract price as a percentage of total contract prices of all remaining parcels and are included in cost of sales. The Partnership records impairment losses when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

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

NET LOSS AND NET LOSS PER LIMITED PARTNERSHIP UNIT - Loss per partnership unit is based on the weighted average number of limited partnership units outstanding. Basic earnings/loss per unit is computed by dividing loss
(numerator) by the weighted average number of limited partnership units outstanding (denominator) for the period. Net loss for financial statement purposes for the periods presented are allocated to the partners based on the number of partnership units outstanding at the end of the period.

INCOME TAXES - The Partnership is a limited partnership. As such, all taxable income or losses and available income tax credits are passed from the partnership to the individual partners. It is the responsibility of the individual partners to report the taxable income or losses and tax credits, and to pay any resulting income taxes. Consequently, there is no provision for income taxes included in these financial statements. Net loss and partners' capital for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including syndication costs and provisions for impairment losses of investments in real estate.

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

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements during 2002, none of which are expected to have a significant affect, if any, on the financial statements:

APRIL 2002 - SFAS No. 145 - "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

JUNE 2002 - SFAS No. 146 - "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

OCTOBER 2002 - SFAS No. 147 - "ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9," which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." In addition, this statement amends SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

DECEMBER 2002 - SFAS No. 148 - "ACCOUNTING FOR STOCK BASED COMPENSATION-TRANSITION AND DISCLOSURE." This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002, and is not applicable to the Company.

PENDING ACCOUNTING PRONOUNCEMENTS - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

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

NOTE 3 - LAND HELD FOR INVESTMENT PURPOSES AND CONTINGENCIES

Land held for investment purposes represents costs incurred by the Partnership for the acquisition and holding of land for investment and appreciation purposes. The following is a summary of real properties included on the accompanying balance sheets:

               December 31, 2002                              December 31, 2001
      -----------------------------------           -----------------------------------
       Cost or       Land-                          Cost or       Land-
        Basis       Related      Total               Basis       Related        Total
        -----       -------      -----               -----       -------        -----
(1)  $2,030,417    $300,787    $2,331,204     (1)  $2,030,417    $300,787    $2,331,204
(2)     832,592     123,340       955,932     (2)     832,592     123,340       955,932
             --          --            --     (3)      34,839       5,161        40,000
             --          --            --     (4)     875,703     130,533     1,006,236
     ----------    --------    ----------          ----------    --------    ----------
     $2,863,009    $424,127    $3,287,136          $3,773,551    $559,821    $4,333,372
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

During 2001, the Partnership recorded impairment losses totaling $400,904 related to property number (3) and (4) above to reduce the carrying amount of the properties to fair market value. The impairment loss is included in the provision for loss on land held for investment purposes in the accompanying statement of operations for the year ended December 31, 2001.

During 2002, the Partnership sold properties (3) and (4) above. No properties were sold during 2001.

The Partnership has entered into purchase agreements for the remaining two parcels, which are scheduled to close during 2003. The agreements provide for extension periods to extend the closing deadline by the purchaser depositing certain funds as described in the agreement, including any amendments thereto. Pursuant to the terms of the agreements, all earnest money deposits are to be released to the Partnership and applied to the purchase price at closing, but nonrefundable to the purchaser upon termination or cancellation of the purchase agreement. During 2002, the Partnership received a nonrefundable extension deposit, which was immediately released by the escrow agent to the Partnership. As of the date of issuance of these financial statements, the escrow agent has released additional escrow money totaling $215,000 to the Partnership, plus accrued interest.

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

The agreement is dated September 1996 and continues until terminated at any time by written consent of either party. Total fees and commissions paid for 2002 and 2001 were $46,232 and $39,056, respectively.

NOTE 5 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                                                                   2002            2001
                                                                ---------       ---------
Net loss - financial statement purposes                         $ 290,091       $ 528,738
Excess tax bases of parcels sold                                  650,432              --
Additional loss realized for tax purposes                         (56,163)             --
Provisions for losses on land held for investment purposes             --        (400,904)
                                                                ---------       ---------
Net loss - income tax purposes                                  $ 884,360       $ 127,834
                                                                =========       =========

Future differences in accounting for income taxes and financial statement purposes will result from syndication costs of $31,415, which will be allocated proportionately against the remaining partnership interests upon partnership dissolution.

The following is a reconciliation of partners' capital for financial reporting purposes to partners' capital for federal income tax purposes as of December 31:

                                                                  2002            2001
                                                               ----------      ----------
Partners' Capital - Financial Statement Purposes               $3,488,328      $4,407,589
Provision for Losses on Land Held for Investment Purposes              --         400,904
Reorganization Restatement of Assets                                   --         193,365
Syndication Costs                                                  31,415          31,415
                                                               ----------      ----------
Partners' Capital - Income Tax Purposes                        $3,519,743      $5,033,273
                                                               ==========      ==========

ITEM 8. CHANGES IN OR DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 10. EXECUTIVE COMPENSATION

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

                    ITEM                                             EXH. NO.
                    ----                                             --------
Certificate of Lawrie Porter Pursuant to Section 1350 of               99.1
Chapter 63 of Title 18 U.S. Code

(b) Reports on Form 8-K. None

     None

ITEM 14. CONTROLS AND PROCEDURES

The general partner, who is also the principal executive officer and the principal financial officer of the Registrant, has concluded based on her evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the general partner, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

Date: April 15, 2003         By: /s/ LAWRIE PORTER
                                ------------------------------
                                Lawrie Porter, Managing Member
                                Investors Recovery Group, Inc. (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                            Title                           Date
       ----                            -----                           ----

/s/ LAWRIE PORTER       Managing Member, Investors Recovery       April 15, 2003
--------------------    Group, Inc. (General Partner)
Lawrie Porter

                                  CERTIFICATION

I, Lawrie Porter, certify that:

     1. I have reviewed this annual report on Form 10-KSB of TPI Land Development III Limited Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
     registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalentfunctions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                  /s/ Lawrie Porter
                                      -------------------------------
                                      Lawrie Porter, Managing Member,
                                      Investors Recovery Group, Inc.
                                      Principal Executive Officer

I, Lawrie Porter, certify that:

     1. I have reviewed this annual report on Form 10-KSB of TPI Land Development III Limited Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalentfunctions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003            /s/  Lawrie Porter
                                -------------------------------
                                Lawrie Porter, Managing Member,
                                Investors Recovery Group, Inc. (General Partner)
                                Principal Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                                    Description
------                                    -----------

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.