Form 10QSB
period 2003-03-31
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2003-05-09
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2003             Commission file number: 33-2121


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] yes [ ] no

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2003

INDEX

PART I FINANCIAL INFORMATION


ITEM 1 FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2003 and December 31, 2002...................  3

Statements of Operations for the Quarters Ended March 31, 2003 and 2002 ....  4

Statements of Cash Flows for the Quarters Ended March 31, 2003 and 2002.....  5

Notes to Interim Financial Statements.......................................  6


Item 2 Management's Discussion and Analysis.................................  7

Item 3 Controls and Procedures..............................................  9

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

Item 2 Changes in Securities................................................ 10

Item 3 Defaults Upon Senior Securities...................................... 10

Item 4 Submission of Matters to a Vote of Security Holders.................. 10

Item 5 Other Information.................................................... 10

Item 6 Exhibits and Reports and Form 8-K.................................... 10

Signatures.................................................................. 10

                          PART I: FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements included in the Form 10QSB reflect all adjustments (consisting only of normal recurring accruals), necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
              Balance Sheets March 31, 2003 and December 31, 2002

                                                       (Unaudited)
                                                      March 31, 2003     December 31, 2002
                                                      --------------     -----------------
ASSETS
   Current Assets

   Cash and cash equivalents                            $  246,104          $  219,430
   Restricted cash - Escrow Deposits (Note 5)               85,000                  --
                                                        ----------          ----------

   Total Current Assets                                    331,104             219,430

   Land Held for Investment Purposes  (Note 2)           3,287,136           3,287,136
                                                        ----------          ----------

   TOTAL ASSETS                                         $3,618,240          $3,506,566
                                                        ==========          ==========

LIABILITIES AND PARTNERS' CAPITAL
   Current Liabilities

   Accounts Payable                                     $   27,283          $   18,238
   Escrow Deposits (Note 5)                                 85,000                  --
   Total Current Liabilities                               112,283              18,238

PARTNERS' CAPITAL
   General Partners' Capital (203 units)                    35,801              35,622
   Limited Partners' Capital (19,676 units)              3,470,156           3,452,706
                                                        ----------          ----------
   Total Partners' Capital                               3,505,957           3,488,328
                                                        ----------          ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                 $3,618,240          $3,506,566
                                                        ==========          ==========

See condensed notes to financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
  Statements of Operations for the Three Months Ending March 31, 2003 and 2002
                                  (Unaudited)

                                                                       Three              Three
                                                                    Months Ended       Months Ended
                                                                   March 31, 2003     March 31, 2002
                                                                   --------------     --------------
INCOME
   Interest Income and Dividend Income                                $  1,079           $    383
   Transfer Fees                                                           365                245
   Option Income                                                        30,000                 --
                                                                      --------           --------
Total Income (Loss)                                                     31,444                628

Expenses
  Property Taxes                                                         4,337             12,948
  Management Fees                                                        5,735              6,743
  Accounting                                                             1,732                855
  General and Administrative                                             2,012              2,153
                                                                      --------           --------
Total Expenses                                                          13,816             22,699
                                                                      --------           --------

Net Income (Loss)                                                     $ 17,628           $(22,071)
                                                                      ========           ========

Net Income (Loss) Per Limited Partnership Unit                        $   0.90           $  (1.12)
                                                                      ========           ========
Weighted Average Number of Limited Partnership Units Outstanding        19,676             19,676
                                                                      ========           ========

See condensed notes to financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
      Statements of Cash Flows for the Three Months' Ending March 31, 2003
                                  (Unaudited)

                                                                    Three               Three
                                                                 Months Ended        Months Ended
                                                                March 31, 2003      March 31, 2002
                                                                --------------      --------------
Cash Flows From Operating Activities
  Net Income (Loss)                                                   17,628            (22,071)
  Adjustments to reconcile net income (loss) provided
   by (used in) operating activities:
  Changes in assets and liabilities:
    Increase (decrease) in accounts payable                           94,046             15,003
                                                                   ---------          ---------

Net cash flows provided by (used in) operating activities            111,674             (7,068)


Cash Flows From Investing Activities                                      --                 --


Cash Flows From Financing Activities                                      --                 --

Increase (decrease) in Cash and Cash Equivalents                     111,674             (7,068)

Cash and Cash Equivalents, Beginning of Period                       219,430            106,869
                                                                   ---------          ---------

Cash and Cash Equivalents, End of Period                           $ 331,104          $  99,801
                                                                   =========          =========

See condensed notes to financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003


NOTE 1: STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003, the results of operations, and of cash flows for the three month period ended March 31, 2003. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and have been applied consistently with those used in the preparation of the Partnership's 2002 annual report on Form 10KSB. Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Partnership's 2002 annual report on Form 10KSB.

NOTE 2: LAND

Costs incurred by the Partnership for acquisition and holding of land as of March 31, 2003 are as follows:

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

NOTE 5: RESTRICTED CASH AND ESCROW DEPOSITS

Restricted cash and escrow deposits represent earnest money deposits (released to the Partnership per the purchase agreements), which will be applied to the purchase price at closing, but nonrefundable to the purchaser upon termination or cancellation of the purchase agreement. As of April 30, 2003, the escrow agent has released escrow money totaling $220,000 to the Partnership, plus accrued interest.

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

RESULTS OF OPERATIONS

There were no sales of vacant land for the three months ended March 31, 2003. However, the Partnership received a nonrefundable extension deposit of $30,000. The General Partner is actively and aggressively attempting to sell all of its remaining properties in order to liquidate the Partnership. The General Partner has successfully negotiated agreements with buyers and entered into escrows on the real properties located at Baseline and 24th Street, Phoenix, AZ and at Peoria and 79th Avenue, Peoria, AZ. Options available to the buyers have been exercised/granted to extend the closing dates to August 1, 2003 and June 30, 2003, respectively. The agreements provide for extension periods to extend the closing deadline by the purchaser depositing certain funds as described in the agreement, including any amendments thereto. Pursuant to the terms of the agreements, all earnest money deposits are to be released to the Partnership and applied to the purchase price at closing, but nonrefundable to the purchaser upon termination or cancellation of the purchase agreement. As of April 30, 2003, the escrow agent has released escrow money totaling $220,000 to the Partnership, plus accrued interest, of which $30,000 is option income that is in addition to the purchase price and nonrefundable.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $13,816 for the three months ended March 31, 2003, and primarily consisted of property taxes ($4,337), management fees ($5,735), and accounting fees ($1,732). General and administrative expenses were $22,699 for the three months ended March 31, 2002, and primarily consisted of property taxes ($12,948), management fees ($6,743), and accounting fees ($855).

NET INCOME (LOSS). Net income (loss) for the three months ended March 31, 2003 and 2002 was $17,628 and ($22,071) respectively.

PROVISION FOR INCOME TAXES. There is no provision for income taxes because the Partnership's income (loss) is passed from the partnership to the partners and taxed at the individual level.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003 the Partnership had $331,104 in cash and money market instruments. The sources of revenue during the operating period were proceeds from the interest on the money market account, administrative transfer fees, and option income (paid to extend the closing date of a pending sale).

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

The agreement is dated September 1996 and continues until terminated at any time by written consent of either party. Total management fees paid for the three months ended March 31, 2003 and 2002 were $5,735 and $6,743, respectively.

The Partnership has entered into purchase agreements for the remaining two parcels, which are scheduled to close during 2003. The agreements provide for extension periods to extend the closing deadline by the purchaser depositing certain funds as described in the agreement, including any amendments thereto. Pursuant to the terms of the agreements, all earnest money deposits are to be released to the Partnership and applied to the purchase price at closing, but nonrefundable to the purchaser upon termination or cancellation of the purchase agreement. During the first quarter of 2003, the Partnership received a nonrefundable extension deposit of $30,000 and the escrow agent released additional escrow money totaling $190,000 to the Partnership, plus accrued interest.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

99.1  Certification Pursuant to 18 USC, Section 1330, as adopted  pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ending March 31,2003.

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

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

By Investor's Recovery Group, LLC, General Partner


By: /s/ Lawrie Porter
   --------------------------------------------
   Lawrie Porter, Managing Member

Date: May 5, 2003
     ------------

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lawrie Porter, certify that:

     1. I have reviewed this quarterly report on Form 10QSB of TPI Land Development III Limited Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003               /s/ Lawrie Porter
                                -----------------------------------------
                                Lawrie Porter, Managing Member,
                                Investors Recovery Group, Inc.
                                Principal Executive and Financial Officer