Form 10QSB
period 2003-06-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2003-08-14
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2003

                         Commission file number: 33-2121


                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


          ARIZONA                                           86-0540409
(State or other jurisdiction of              (IRS incorporation or organization)
Employer Identification No.)


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] yes [ ] no

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                     FORM 10QSB, QUARTER ENDED JUNE 30, 2003

INDEX

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

     Interim Balance Sheets as of June 30, 2003 and December 31, 2002........  3

     Interim Statements of Operations for the Quarters Ended
     June 30, 2003 and 2002 .................................................  4

     Interim Statements of Cash Flows for the Quarters Ended
     June 30, 2003 and 2002..................................................  5

     Notes to Interim Financial Statements...................................  6

Item 2 Management's Discussion and Analysis or Plan of Operation.............  7

Item 3 Controls and Procedures...............................................  9

PART II OTHER INFORMATION

Item 1 Legal Proceedings..................................................... 10

Item 2 Changes in Securities and Use of Proceeds............................. 10

Item 3 Defaults Upon Senior Securities....................................... 10

Item 4 Submission of Matters to a Vote of Security Holders................... 10

Item 5 Other Information..................................................... 10

Item 6 Exhibits and Reports and Form 8-K..................................... 10

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

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
INTERIM BALANCE SHEET
JUNE 30, 2002     AND DECEMBER 31, 2002

                                                     (Unaudited)           (Audited)
                                                    June 30, 2003      December 31, 2002
                                                    -------------      -----------------
ASSETS
   Current Assets

   Cash and cash equivalents                          $  195,892           $  219,430
   Restricted cash - Escrow Deposits (Note 5)            265,000                   --
                                                      ----------           ----------

   Total Current Assets                                  460,892              219,430


   Assets Held for Sale (Note 2)                       3,287,136            3,287,136
                                                      ----------           ----------


   TOTAL ASSETS                                       $3,748,028           $  219,430
                                                      ==========           ==========

LIABILITIES AND PARTNERS' CAPITAL
   Current Liabilities

   Accounts Payable                                   $   11,420           $   18,238
   Escrow Deposits (Note 5)                              265,000                   --
                                                      ----------           ----------

   Total Current Liabilities                             276,420               18,238

PARTNERS' CAPTIAL
   General Partners' Capital (203 units)                  35,450               35,622
   Limited Partners' Capital (19,676 unites)           3,436,159            3,452,706
                                                      ----------           ----------

   Total Partners' Capital                             3,471,609            3,488,328

TOTAL LIABILITIES & PARTNERS' CAPITAL                 $3,748,028           $3,506,566
                                                      ==========           ==========

See condensed notes to financial statements.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2003 AND JUNE 30, 2002

                                           Three              Six              Three              Six
                                        Months Ended      Months Ended      Months Ended     Months Ended
                                       June 30, 2003     June 30, 2003     June 30, 2002     June 30, 2002
                                       -------------     -------------     -------------     -------------
INCOME
  Sales Proceeds                         $     --          $     --          $ 40,000          $ 40,000
  Cost of Sales                                --                --           (43,437)          (43,437)
  Interest Income                             440             1,519               288               671
  Transfer Fees                               315               680             2,415             2,660
  Misc. Income                                 --            30,000                --                --
                                         --------          --------          --------          --------

  Total Income                                755            32,199              (734)             (106)

EXPENSE
  General and Administrative               35,103            48,919            48,495            71,194
                                         --------          --------          --------          --------

  Total Expenses                           35,103            48,919            48,495            71,194
                                         --------          --------          --------          --------

  Net Income (Loss)                      $(34,348)         $(16,720)         $(49,229)         $(71,300)
                                         ========          ========          ========          ========

Net Loss Per Limited Partnership
Unit                                     $  (1.75)         $  (0.85)         $  (2.50)         $  (3.62)

Weighted Average Number of Limited
Partnerhsip Units Outstanding              19,676            19,676            19,676            19,676

Weighted Average Number of General
Partnerhsip Units Outstanding                 203               203               203               203

See condensed notes to financial statements.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDING JUNE 30, 2003

                                                                       Six                Six
                                                                   Months Ended      Months Ended
                                                                  June 30, 2003     June 30, 2002
                                                                  -------------     -------------
Cash Flows From Operating Activities

  Net Income (Loss)                                                 $ (16,720)        $ (71,300)

  Adjustments to reconcile net income (loss) provided provided by (used in) operating activities:

  Changes in assets and liabilities:
   (Increase)/Decrease on Land held for investment purposes                --            40,000
   Increase/(Decrease) in accounts payable                             (6,818)            3,447
                                                                    ---------         ---------

      Net cash provided by (used in) operating activities             (23,538)          (27,853)

Cash Flows From Investing Activities:                                      --                --

Cash Flows From Financing Activities:                                      --                --
                                                                    ---------         ---------

Increase (decrease) in Cash and Cash Equivalents                      (23,538)          (27,853)

  Cash and Cash Equivalents at beginning of Period                    219,430           106,869
                                                                    ---------         ---------

  Cash and Cash Equivalents at End of Period                        $ 195,892         $  79,016
                                                                    =========         =========

See condensed notes to financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 1: STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2003, the results of operations and of cash flows for the three and six month period ended June 30, 2003. These results have been determined on the basis of generally accepted accounting principles and practices in the United States of America and have been applied consistently with those used in the preparation of the Partnership's 2002 annual report on Form 10KSB.

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

NOTE 2: ASSETS HELD FOR SALE

Costs incurred by the Partnership for acquisition and holding of land as of June 30, 2003 are as follows:

     24th St. & Baseline                       $2,331,204
     79th Ave. & Peoria                           955,932
                                               ----------
                                               $3,287,136
                                               ==========

NOTE 3: COMPUTATION OF PARNTERSHIP LOSS PER UNIT

Partnership loss per unit is based on the weighted average number of partnership units outstanding during the periods presented. Loss per unit is calculated by net loss for the period (numerator) divided by the weighted average number of partnership units outstanding (denominator).

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

NOTE 5: RESTRICTED CASH AND ESCROW DEPOSITS

Restricted cash and escrow deposits represent earnest money deposits (released to the Partnership per the purchase agreements), which will be applied to the purchase price at closing, but nonrefundable to the purchaser upon termination or cancellation of the purchase agreement. As of August 8, 2003, the escrow agent has released escrow money totaling $170,000 to the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

There were no sales of vacant land for the six months ended June 30, 2003.

Subsequent to June 30, 2003, the Partnership closed the sale of the real property located at Baseline and 24th Street, Phoenix, AZ on July 23, 2003 for a gross sales price of $3,066,316. The cost of sale was $2,707,963, resulting in net income of $358,353. The basis in the property sold was $2,331,204.

The General Partner is actively and aggressively attempting to sell its remaining property in order to liquidate the Partnership. The General Partner has successfully negotiated an agreement with a buyer and entered into escrow on the real property located at Peoria and 79th Avenue, Peoria, AZ. Options available to the buyer have been exercised/granted to extend the closing date to August 31, 2003. The Partnership received two nonrefundable extension deposits of $15,000 each on July 24, 2003 and August 8, 2003 respectively, which are in addition to the purchase price. The agreement provides for extension periods to extend the closing deadline by the purchaser depositing certain funds as described in the agreement, including any amendments thereto. Pursuant to the terms of the agreement, all earnest money deposits are to be released to the Partnership and applied to the purchase price at closing, but nonrefundable to the purchaser upon termination or cancellation of the purchase agreement. As of August 8, 2003, the escrow agent has released escrow money totaling $170,000 to the Partnership, of which $60,000 is option income that is in addition to the purchase price and nonrefundable.

GENERAL AND ADMINISTRATIVE  EXPENSES:  General and administrative  expenses were
$48,918 for the six months ended June 30, 2003, and primarily consisted of property taxes ($8,674), management fees ($16,606), and accounting fees ($18,633). General and administrative expenses were $71,194 for the six months ended June 30, 2002, and primarily consisted of property taxes ($25,565), management fees ($20,397), and accounting fees ($21,544).

NET LOSS. Net loss for the six months ended June 30, 2003 and 2002 was $16,720 and $71,300, respectively.

PROVISION FOR INCOME TAXES. There is no provision for income taxes because the Partnership's income (loss) is passed from the partnership to the partners and taxed at the individual level.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003 the Partnership had $460,892 in cash and money market instruments, including restricted cash of $265,000. The sources of revenue during the operating period were proceeds from the interest on the money market account, and administrative transfer fees and escrow funds released to the Partnership pursuant to the escrow agreements.

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

The agreement is dated September 1996 and continues until terminated at any time by written consent of either party. Total management fees paid for the six months ended June 30, 2003 and 2002 were $16,606 and $20,397, respectively.

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

     ASSETS HELD FOR SALE - On an on-going basis, we evaluate our estimates, including those related to land held for investment purposes (assets held for sale) and provisions for loan losses. We base our estimates on the lower of cost or estimated fair value less costs to sell and adjust for any impairment of value. Estimated fair value is based upon independent appraisals or prevailing market rates for comparable properties. Appraisals are estimates of fair value based upon assumptions about the property and the market in which it is located. The Partnership's judgments and estimates may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market.

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

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     31 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

     32 Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K -

     No reports on Form 8-K were filed during the quarter ending June 30,2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

By Investor's Recovery Group, LLC, General Partner

By: /s/ Lawrie Porter
   --------------------------------------------
   Lawrie Porter, Managing Member
   Date: August 7, 2003