Form 10QSB
period 2003-09-30
TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
filed 2003-11-13
CIK 785539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] yes [ ] no

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                  FORM 10QSB, QUARTER ENDED SEPTEMBER 30, 2003

INDEX

PART I FINANCIAL INFORMATION


ITEM 1 FINANCIAL STATEMENTS

Interim Balance Sheets as of September 30, 2003 and December 31, 2002........  3

Interim Statements of Operations for the Quarters Ended September 30, 2003
and 2002 ....................................................................  4

Interim Statements of Cash Flows for the Quarters Ended September 30, 2003
and 2002.....................................................................  5

Notes to Interim Financial Statements........................................  6

Item 2 Management's Discussion and Analysis..................................  7

Item 3 Controls and Procedures...............................................  9


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


TPI LAND DEVELOPMENT III LIMITED  PARTNERSHIP
Balance Sheets
September 30, 2003 and December 31, 2002

                                                     (Unaudited)            (Audited)
                                                  September 30, 2003    December 31, 2002
                                                  ------------------    -----------------
ASSETS
  Current Assets

  Cash and cash equivalents                          $4,241,004            $  219,430
                                                     ----------            ----------

  Total Current Assets                               $4,241,004               219,430

  Land held for Investment Purposes  (Note 2)                --             3,287,136
                                                     ----------            ----------

  TOTAL ASSETS                                       $4,241,004            $3,506,566
                                                     ==========            ==========

LIABILITIES AND PARTNERS' CAPITAL
  Current Liabilities

  Accounts Payable                                   $    1,642            $   18,238
                                                     ----------            ----------

  Total Current Liabilities                               1,642                18,238

PARTNERS' CAPITAL
  General Partners' Capital (203 units)                  43,290                35,622
  Limited Partners' Capital (19676 units)             4,196,072             3,452,706
                                                     ----------            ----------

  Total Capital                                       4,239,362             3,488,328

TOTAL LIABILITIES & PARTNERS' CAPITAL                $4,241,004            $3,488,328
                                                     ==========            ==========

See condensed notes to financial statements.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Statements of Operations
for the Three and Nine Months Ending September 30, 2003 and 2002
(Unaudited)

                                        Three                 Nine                 Three                   Nine
                                     Months Ended          Months Ended         Months Ended           Months Ended
                                  September 30, 2003    September 30, 2003   September 30, 2002     September 30, 2002
                                  ------------------    ------------------   ------------------     ------------------
INCOME
  Sales Proceeds                     $ 4,300,154           $ 4,300,154           $   853,048           $   893,048
  Cost of Sales                       (3,552,184)           (3,552,184)           (1,058,963)           (1,102,400)
  Interest Income                          6,439                 7,958                   778                 1,449
  Option Income                               --                60,000                    --                    --
  Transfer Fees                               --                   680                   595                 3,254
                                     -----------           -----------           -----------           -----------

  Total Income                           754,409               816,607              (204,542)             (204,649)

EXPENSES
  Total Expenses                          16,175                65,574                19,832                91,026
                                     -----------           -----------           -----------           -----------

  Net Profit/Loss                    $   738,234           $   751,034           $  (224,374)          $  (295,675)
                                     ===========           ===========           ===========           ===========

Net Income (Loss) Per Limited
Partnership Unit                     $     37.52           $     38.17           $    (11.40)          $    (15.02)

Weighted Average Number of Limited
Partnership Units Outstanding             19,676                19,676                19,679                19,679

Weighted Average Number of General
Partnership Units Outstanding                203                   203                   200                   200

See condensed notes to financial statements.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
Statements of Cash Flows for the Nine Months Ending
September 30, 2003 and 2002
(Unaudited)

                                                                Nine                   Nine
                                                             Months Ended          Months Ended
                                                          September 30, 2003    September 30, 2002
                                                          ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income /(Loss)                                           $   751,034           $  (295,675)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  (Gain) Loss on disposal of land                                     --               193,188

Changes in assets and liabilities:
  Decrease in accounts payable                                   (16,596)               (6,578)
  Decrease in land held for investment purposes                3,287,136               853,048
                                                             -----------           -----------

  Total adjustments                                            3,270,540             1,039,658
                                                             -----------           -----------

Net cash provided by (used in) operating activities            4,021,574               743,983

CASH FLOWS FROM INVESTING ACTIVITIES:                                 --                    --

CASH FLOWS FROM FINANCING ACTIVITIES:                                 --                    --
                                                             -----------           -----------

Net Increase in Cash and Cash Equivalents                      4,021,574               743,983

Cash and cash equivalents at beginning of period                 219,430               106,869
                                                             -----------           -----------

Cash and cash equivalents at end of period                   $ 4,241,004           $   850,852
                                                             ===========           ===========

See condensed notes to financial statements.

                  TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 1: STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003, the results of operations and of cash flows for the three and nine month period ended September 30, 2003. These results have been determined on the basis of generally accepted accounting principles and practices in the United States of America and have been applied consistently with those used in the preparation of the Partnership's 2002 annual report on Form 10KSB.

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

Certain accounts from prior periods have been reclassified to conform to the current period presentation. These changes had no effect on previously reported results of operations or total partners' capital.

NOTE 2: LAND HELD FOR INVESTMENT PURPOSES

None.  All vacant land was sold in the third quarter of 2003.

NOTE 3: COMPUTATION OF PARNTERSHIP INCOME/LOSS PER UNIT

Partnership income/loss per unit is based on the weighted average number of partnership units outstanding during the periods presented. Income/loss per unit is calculated by net income/loss for the period (numerator) divided by the weighted average number of partnership units outstanding (denominator).

NOTE 4: BASIS OF ACCOUNTING

The Partnership's financial statements are prepared using the accrual method of accounting, prepared in accordance with generally accepted accounting principles. The Partnership adopted `Fresh Start' accounting after the emergence from bankruptcy in 1999, at which time all of the assets were adjusted (written down) to  their  fair  market  value,  resulting  in  differences  in the losses reported for tax purposes versus financial statement purposes. Future differences in accounting for income taxes and financial statement purposes result from syndication costs of $31,415, which will be allocated proportionately against the remaining partnership interests upon partnership dissolution.

NOTE 5: RESTRICTED CASH AND ESCROW DEPOSITS

All monies in escrow have been released.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

For the three and nine months period ended September 30, 2003, the Partnership recognized $4,300,154 in revenues resulting from the sale of its final two properties as follows: (i) Baseline and 24th Street, Phoenix, AZ, ($3,066,317) on July 23, 2003 and (ii) Peoria and 79th Avenue, Peoria, AZ ($1,233,837), on September 3, 2003. Cost of sale for the Phoenix property was $2,519,801, resulting in net income of $546,516. Cost of sale for the Peoria property was $1,032,383, resulting in net income of $201,454. The basis in the properties sold were $2,331,204 and $955,932, respectively. In addition to the sales price for the Peoria property, the Partnership received option income of $60,000 representing nonrefundable extension deposits from the purchaser to extend the closing deadline as permitted in the escrow agreements.

For the three and nine months ended September 30, 2002, the Partnership recognized $853,048 and $893,048 in revenues resulting from the sale of real property located at (i) Van Buren and Central Avenue, Goodyear, AZ ($853,048) on August 9, 2002 and (ii) Central Avenue and Ludlow, Avondale, AZ ($40,000) on April 29, 2002. Cost of sales for the Goodyear property was $1,058,963, resulting in a net loss on the sale of $205,915. Cost of sales for the Avondale property was $43,437, resulting in a net loss on the sale of $3,437. The basis in the real properties sold were $1,006,236 and $40,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $65,574 for the nine months ended September 30, 2003, and primarily consisted of property taxes ($18,794), management fees ($18,994), and accounting fees ($23,697). General and administrative expenses were $91,026 for the nine months ended September 30, 2002, and primarily consisted of property taxes ($35,974), management fees ($26,370), and accounting fees ($24,748).

NET INCOME/(LOSS): Net income/(loss) for the nine months ended September 30, 2003 and 2002 was $751,034 and ($295,675), respectively.

PROVISION FOR INCOME TAXES: There is no provision for income taxes because the Partnership's income (loss) is passed from the partnership to the partners and taxed at the individual level.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003 the Partnership had $4,241,004 in cash and money market instruments. The sources of revenue during the operating period were proceeds from the sale of real property, interest on the money market account, administrative transfer fees, and option income released to the Partnership pursuant to the escrow agreements.

The Partnership has disposed of all of its assets and the general partner has agreed to have National Portfolio, Inc., an affiliate of Horizon Real Estate Group, Inc. administer the "winding up" of the Partnership's affairs, which includes a final cash distribution to the remaining partners. The general partner has approved estimated final expenses of approximately $30,000, which is anticipated to cover the preparation and filing of the final Form 1065, "U.S. Return of Partnership Income." In addition, this estimate includes fees for record storage, administrative and clerical tasks that will be required after the close of the Partnership. The Partnership expects to make its final cash distribution during the fourth quarter of 2003, which it estimates will be approximately $211 per unit.

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

The agreement is dated September 1996 and continues until terminated at any time by written consent of either party. Total management fees paid for the six months ended September 30, 2003 and 2002 were $18,994 and $26,370, respectively.

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

ITEM 3. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures:

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including Lawrie Porter, Managing Member of Investors Recovery Group, Inc., the General Partner, who serves as the principal executive officer and the principal financial officer of the Registrant, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based upon and as of the date of that evaluation, the principal executive and financial officer concluded that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b. Changes in Internal Control over Financial Reporting.

     There were no significant changes in the Registrant's internal controls over financial reporting identified in connection with the Registrant's evaluation of these controls as of the end of the period covered by this report that could have significantly affected these controls subsequent to the date of such evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weaknesses.

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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     31 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

     32 Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ending September 30,2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT III LIMITED PARTNERSHIP

By Investor's Recovery Group, LLC, General Partner

By: /s/ Lawrie Porter
   ---------------------------------
   Lawrie Porter, Managing Member

Date: November 10, 2003